Form 10-Q
period 2001-03-31
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2001-05-15
CIK 81033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                                   (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                ----------------

  Commission          Registrant, State of Incorporation,      I.R.S. Employer
  File Number           Address, and Telephone Number         Identification No.
---------------     ---------------------------------------   ------------------
  001-00973         PUBLIC SERVICE ELECTRIC AND GAS COMPANY        22-1212800
                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 570
                          Newark, New Jersey 07101-0570
                                  973-430-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of April 30, 2001, Public Service Electric and Gas Company and had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.


================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                            For the Quarters Ended
                                                                                   March 31,
                                                                  --------------------------------------------
                                                                         2001                     2000
                                                                  -------------------       ------------------
OPERATING REVENUES
   Generation                                                      $             --          $           530
   Electric Transmission and Distribution                                       870                      374
   Gas Distribution                                                           1,082                      747
   Trading                                                                       --                      614
                                                                  -------------------       ------------------
       Total Operating Revenues                                               1,952                    2,265
                                                                  -------------------       ------------------
OPERATING EXPENSES
   Energy Costs                                                                 553                      771
   Gas Costs                                                                    787                      457
   Operation and Maintenance                                                    250                      378
   Depreciation and Amortization                                                 72                       88
   Taxes Other Than Income Taxes                                                 43                       49
                                                                  -------------------       ------------------
       Total Operating Expenses                                               1,705                    1,743
                                                                  -------------------       ------------------
OPERATING INCOME                                                                247                      522
Other Income and Deductions                                                      11                       10
Interest Expense - Net                                                          (58)                     (97)
Preferred Securities Dividend Requirements of Subsidiaries                      (11)                     (11)
                                                                  -------------------       ------------------
INCOME BEFORE INCOME TAXES                                                      189                      424
Income Taxes                                                                    (77)                    (174)
                                                                  -------------------       ------------------
NET INCOME                                                                      112                      250
Preferred Securities Dividend Requirements and Premium on
Redemption                                                                       (3)                      (2)
                                                                  -------------------       ------------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED                                    $            109          $           248
                                                                  ==================        =================

See Notes to Consolidated Financial Statements.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                           (Unaudited)
                                                            March 31,             December 31,
                                                              2001                    2000
                                                         ----------------       ------------------
CURRENT ASSETS
   Cash and Cash Equivalents                             $           93         $             39
   Restricted Cash                                                   15                       --
   Accounts Receivable:
     Customer Accounts Receivable                                   787                      614
     Other Accounts Receivable                                       76                       71
     Allowance for Doubtful Accounts                                (46)                     (39)
   Unbilled Revenues                                                245                      357
   Fuel                                                             202                      372
   Materials and Supplies                                            58                       48
   Prepayments                                                        9                        5
   Other                                                             17                       24
                                                         ----------------       ------------------
     Total Current Assets                                         1,456                    1,491
                                                         ----------------       ------------------

PROPERTY, PLANT AND EQUIPMENT
   Transmission and Distribution                                  8,497                    8,479
   Other                                                            424                      420
                                                         ----------------       ------------------
     Total                                                        8,921                    8,899
   Accumulated Depreciation and Amortization                     (3,173)                  (3,139)
                                                         ----------------       ------------------
     Net Property, Plant and Equipment                            5,748                    5,760
                                                         ----------------       ------------------

NONCURRENT ASSETS
   Regulatory Assets                                              5,238                    4,995
   Notes Receivable - Affiliated Companies                        1,084                    2,786
   Long-Term Investments                                            112                      109
   Other                                                            129                      126
                                                         ----------------       ------------------
     Total Noncurrent Assets                                      6,563                    8,016
                                                         ----------------       ------------------
TOTAL ASSETS                                             $       13,767         $         15,267
                                                         ================       ==================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                                      (Unaudited)
                                                                                       March 31,              December 31,
                                                                                         2001                     2000
                                                                                   ------------------       ------------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                              $            179         $            100
   Commercial Paper and Loans                                                                   157                    1,543
   Accounts Payable                                                                             362                      440
   Accounts Payable-Affiliated Companies                                                        186                      308
   Accrued Taxes                                                                                 93                       25
   Other                                                                                        331                      228
                                                                                   ------------------       ------------------
     Total Current Liabilities                                                                1,308                    2,644
                                                                                   ------------------       ------------------
NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                              2,701                    2,701
   Regulatory Liabilities                                                                       412                      470
   OPEB Costs                                                                                   451                      441
   Other                                                                                        220                      223
                                                                                   ------------------       ------------------
     Total Noncurrent Liabilities                                                             3,784                    3,835
                                                                                   ------------------       ------------------
COMMITMENTS AND CONTINGENT LIABILITIES                                                           --                       --
                                                                                   ------------------       ------------------

CAPITALIZATION
   LONG-TERM DEBT
     Long-Term Debt, excluding amounts due within one year                                    3,539                    3,590
     Subsidiary's Transition Bonds                                                            2,446                       --
                                                                                   ------------------       ------------------
     Total Long-Term Debt                                                                     5,985                    3,590
                                                                                   ==================       ==================

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                                80                       95
     Preferred Stock With Mandatory Redemption                                                   --                       75
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated Debentures                        363                      513
                                                                                   ------------------       ------------------
       Total Preferred Securities                                                               443                      683
                                                                                   ------------------       ------------------
   COMMON STOCKHOLDER'S EQUITY
     Common Stock, issued:  132,450,344 shares                                                  892                    2,563
     Contributed Capital                                                                         --                      594
     Basis Adjustment                                                                           986                      986
     Retained Earnings                                                                          372                      375
     Accumulated Other Comprehensive Loss                                                        (3)                      (3)
                                                                                   ------------------       ------------------
       Total Common Stockholder's Equity                                                      2,247                    4,515
                                                                                   ------------------       ------------------
         Total Capitalization                                                                 8,675                    8,788
                                                                                   ------------------       ------------------
TOTAL LIABILITIES AND CAPITALIZATION                                               $         13,767         $         15,267
                                                                                   ==================       ==================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)


                                                                                             For the Quarters Ended
                                                                                                    March 31,
                                                                                    ------------------------------------------
                                                                                         2001                     2000
                                                                                    ----------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $          112        $              250
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
   Depreciation and Amortization                                                                72                        88
   Amortization of Nuclear Fuel                                                                 --                        26
   (Deferral)Recovery of Gas Costs-- net                                                       (80)                       16
   Provision for Deferred Income Taxes and ITC-- net                                            (4)                       18
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                           (15)                       --
     Accounts Receivable and Unbilled Revenues                                                 (59)                      (70)
     Inventory - Fuel and Materials and Supplies                                               160                       141
     Prepayments                                                                                (4)                       23
     Accounts Payable                                                                         (191)                      231
     Accrued Taxes                                                                              68                        48
     Other Current Assets and Liabilities                                                      101                        35
   Other                                                                                       (10)                       46
                                                                                    ----------------       -------------------
     Net Cash Provided By Operating Activities                                                 150                       852
                                                                                    ----------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                             (63)                     (110)
   Other                                                                                        (3)                        4
                                                                                    ----------------       -------------------
     Net Cash Used in Investing Activities                                                     (66)                     (106)
                                                                                    ----------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                            (1,386)                     (570)
   Issuance of Long-Term Debt                                                                2,525                        --
   Deferred Issuance Costs                                                                    (200)                       --
   Redemption/Purchase of Long-Term Debt                                                       (51)                      (99)
   Collection of Note Receivable - Affiliated Company                                        2,786                        --
   Issuance of Note Receivable -Affiliated Company                                          (1,084)                       --
   Redemption of Preferred Securities                                                         (240)                       --
   Return of Capital                                                                        (2,265)                       --
   Cash Dividends Paid on Common Stock                                                        (112)                     (217)
   Other                                                                                        (3)                       (2)
                                                                                    ----------------       -------------------
     Net Cash  Used in  Financing Activities                                                   (30)                     (888)
                                                                                    ----------------       -------------------
Net Change in Cash and Cash Equivalents                                                         54                      (142)
Cash and Cash Equivalents at Beginning of Period                                                39                       173
                                                                                    ----------------       -------------------
Cash and Cash Equivalents at End of Period                                          $           93        $               31
                                                                                    ================       ===================

Income Taxes Paid                                                                   $            -        $                -
Interest Paid                                                                       $           84        $               90


See Notes to Consolidated Financial Statements.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Public Service Electric and Gas Company, (PSE&G), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to own and operate its transmission and distribution business.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These consolidated financial statements and Notes to Consolidated Financial Statements (Notes) should be read in conjunction with the Notes contained in PSE&G's 2000 Annual Report on Form 10-K. These Notes update and supplement matters discussed in PSE&G's 2000 Annual Report on Form 10-K.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in PSE&G's 2000 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

     Restricted Cash

     Revenues collected through the transition bond charge (TBC) billed by PSE&G to its retail electric customers are remitted to the Trustee and must be used to pay expenses associated with the transition bonds issued by PSE&G Transition Funding LLC (Transition Funding). Also, as required by the Finance Order, Transition Funding deposited an amount equal to 0.5% of the initial principal amount of the 2000-1 Bonds into a Capital Subaccount with the Trustee. This amount was contributed by PSE&G to Transition Funding. Accordingly, the TBC collections remitted to the Trustee and the Capital Subaccount are classified as "Restricted Cash" on the Balance Sheet.

Note 2.  Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgement, which depends on the relevant facts and circumstances. In the first quarter of 2001, based on PSEG's analysis and interpretation of EITF 99-19, PSEG Power LLC (Power) reported all the revenues and cost of goods sold on a gross basis for the physical lateral energy sales and purchases and capacity sales and purchases. Power continues to report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission credits on a net basis. The prior year financial statements for PSE&G, which include results of the generation and trading operations, have been restated for comparability purposes.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSE&G and its subsidiaries adopted SFAS 133 effective January 1, 2001. PSE&G recorded no transition adjustment relating to the adoption of SFAS 133. See Note 6. Financial Instruments and Risk Management.

     The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), has issued tentative guidance regarding certain derivative contracts and eligibility of those contracts for the normal purchases and sales exceptions. PSE&G and its subsidiaries are currently evaluating this tentative guidance and cannot predict the impact on its financial position or results of operations, however such impact could be material.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to an affiliate of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC). Following the issuance of the Final Order, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the imposition of a non-bypassable TBC on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity.

     In October and November 1999, appeals were filed challenging the validity of the Finance Order, as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests of the New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA) and Co-Steel Raritan (Co-Steel), an individual PSE&G customer. On December 6, 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The 10-day period during which a party may request reconsideration of this order has expired and thus the New Jersey Supreme Court decision is final. As with any New Jersey Supreme Court decision, a party may request the court to enlarge this 10-day period under its rules. However, Management believes that, in light of the language of the court's order determining that it is in the public interest to expedite the disposition of the appeals, this relief would be extraordinary and that reconsideration would not be granted in any event. Although the opinions of the New Jersey Supreme Court justices relating to the order have not been issued, that does not affect the finality of the order.

     In August 2000, in compliance with the Final Order, PSE&G transferred its electric generation business to Power and its subsidiaries in exchange for Power's promissory note (Promissory Note) in the amount of $2.786 billion.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset based securities) were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its Promissory Note used to finance the transfer of its generation business. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

Asset Transfer to Power

     As noted above, PSE&G transferred its electric generating business and wholesale power contracts to Power and its subsidiaries in August 2000. The transfer price, as specified in the BPU order, was $2.443 billion plus $343 million for other generating related assets and liabilities. Because the transfer was between affiliates, PSE&G and Power recorded the sale at the net book value of the assets and liabilities rather than the transfer price. The difference between the total transfer price and the net book value of the generation-related assets and liabilities was recorded as an equity adjustment on PSE&G's Consolidated Balance Sheets. Power repaid the Promissory Note on January 31, 2001, with funds provided from PSEG in the form of equity and loans.

Note 4. Regulatory Assets and Liabilities

     At March 31, 2001 and December 31, 2000, respectively, PSE&G deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:


                                                                        March 31,         December 31,
                                                                          2001                2000
                                                                      ---------------    -----------------
                                                                            (Millions of Dollars)

Regulatory Assets:
   Stranded Costs to be Recovered.............................               $4,273              $4,093
   SFAS 109 Income Taxes......................................                  311                 285
   OPEB Costs.................................................                  227                 232
   Societal Benefits Charges (SBC)............................                   68                 135
   Underrecovered Gas Costs...................................                   54                   -
   Environmental Costs........................................                   74                  13
   Unamortized Loss on Reacquired Debt and Debt Expense.......                  101                 104
   Non-Utility Market Transition Charge (NTC).................                   22                   7
   Other......................................................                  108                 126
                                                                      ---------------    -----------------
       Total Regulatory Assets................................               $5,238              $4,995
                                                                      ===============    =================

Regulatory Liabilities:
   Excess Depreciation Reserve................................                 $412                $444
   Overrecovered Gas Costs....................................                   -                   26
                                                                      ---------------    -----------------
       Total Regulatory Liabilities...........................                 $412                $470
                                                                      ===============    =================


Note 5.  Commitments and Contingent Liabilities

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that the compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

Manufactured Gas Plant Remediation Program

     PSE&G is currently working with the NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at PSE&G's former manufactured gas plant sites. To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by PSE&G based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that approximately $20 million per year could be incurred over a period of about 30 years and that the overall cost could be material. The costs for this remediation effort are recovered through the SBC.

     Net of recoveries, costs incurred through March 31, 2001 for the Remediation Program amounted to $XX million. In addition, at March 31, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot be reasonably estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River
"facility," comprised of four former manufactured gas plants (MGP), one operating electric generating station and one former generating station. Costs to clean up former MGPs are recoverable from utility customers under the SBC. The operating electric generating station has been transferred to Power, which is responsible for its remediation. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

Note 6.  Financial Instruments and Risk Management

Commodity-Related Instruments

     At March 31, 2001 and December 31, 2000, PSE&G held or issued commodity and financial instruments that reduce exposure to price fluctuations from factors such as weather, environmental policies, changes in demand, changes in supply, state and Federal regulatory policies and other events. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. PSE&G uses futures, forwards, swaps and options to manage and hedge price risk related to these market exposures.

     At March 31, 2001, PSE&G had outstanding commodity financial instruments with a notional contract quantity of $17.8 million MMBTU (million British thermal units) of natural gas. At December 31, 2000, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 67.2 million MMBTU of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk.

     The fair value of the financial instruments that are marked-to-market are based on management's best estimates using over-the-counter quotations, exchange prices, volatility factors and valuation methodology. The estimates presented herein are not necessarily indicative of the amounts that PSE&G could realize in a current market exchange. The fair values as of March 31, 2001 and December 31, 2000 and the average fair values for the periods then ended of PSE&G's significant financial instruments related to energy commodities are summarized in the table below. Gains and losses relating to these financial instruments are recovered through the Levelized Gas Adjustment Clause.



                                                          March 31, 2001                  December 31, 2000
                                                    ---------------------------       ---------------------------
                                                     Fair           Average            Fair          Average
                                                     Value         Fair Value          Value         Fair Value
                                                    ---------      ------------       ---------     -------------
                                                      (Millions of Dollars)             (Millions of Dollars)

         Futures and Options NYMEX.............
         Physical forwards.....................
         Options -- OTC........................
         Swaps.................................



     PSE&G routinely enters into exchange traded futures and options transactions for natural gas as part of its gas supply requirements. Generally, exchange-traded futures contracts require deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules. The amount of the margin deposits at March 31, 2001 and December 31, 2000 was approximately $XX million.

Interest Rates

     PSE&G is subject to the risk of fluctuating interest rates in the normal course of business. PSE&G's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of March 31, 2001, a hypothetical 10% change in market interest rates would result in a $4 million change in annual interest costs related to short-term and floating rate debt at PSE&G.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is $496.6 million. The forward interest rate swap is indexed to the three-month LIBOR rate. The fair value of the forward interest rate swap was approximately $10.5 million as of March 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

Note 7.  Income Taxes

     PSE&G's effective income tax rate is as follows:

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                      2001             2000
                                                                                   -----------      ------------
     Federal tax provision at statutory rate.............................              35.0%             35.0%
     New Jersey Corporate Business Tax, net of Federal benefit...........               5.9%              5.9%
     Other -- net........................................................              (0.2)%             0.1%
                                                                                   -----------      ------------
          Effective Income Tax Rate......................................              40.7%             41.0%
                                                                                   ===========      ============

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


Note 8.  Financial Information by Business Segments

     Information related to the segments of PSE&G's business is detailed below. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to own and operate its transmission and distribution business as its only remaining reportable segment.


     -------------------------------------------------------------------------------------------------------------

                                                                                                   Consolidated
                                                          Generation       Trading        T & D         Total
                                                        ---------------  -----------  ----------- ----------------
                                                                               (Millions of Dollars)
       For the Quarter Ended
       March 31, 2001:
       Total Operating Revenues........................           $--          $--       $1,952           $1,952
       Segment Net Income..............................           $--          $--         $109             $109
                                                        ===============  ===========  =========== ================

     -------------------------------------------------------------------------------------------------------------

       For the Quarter Ended
       March 31, 2000:
       Total Operating Revenues........................          $530         $614       $1,121           $2,265
       Segment Net Income..............................          $109          $17         $122             $248
                                                        ===============  ===========  =========== ================

     -------------------------------------------------------------------------------------------------------------

       As of March 31, 2001:
       Total Assets....................................           $--          $--      $13,767          $13,767

                                                        ===============  ===========  =========== ================

     -------------------------------------------------------------------------------------------------------------

       As of December 31, 2000:
       Total Assets....................................           $--          $--      $15,267          $15,267
                                                        ===============  ===========  =========== ================

     -------------------------------------------------------------------------------------------------------------


Note 9.  Comprehensive Income

     For the quarters ended March 31, 2001 and 2000, PSE&G's comprehensive income equaled its consolidated net income.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

Note 10.  Related Party Transactions

PSE&G and Power

     PSE&G's transfer of its electric generating assets was in exchange for a Promissory Note from Power. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, PSE&G recorded interest income of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001.

     In addition, on January 31, 2001, PSE&G loaned $1.084 billion to PSEG at 14.23% and recorded interest income of approximately $26 million relating to the loan for the quarter ended March 31, 2001. PSE&G also returned $2.265 billion of capital to PSEG on January 31, 2001 utilizing proceeds from securitization and the generation asset sale, as required by the Final Order, as part of its recapitalization. PSEG repaid the loan to PSE&G on April 16, 2001.

     Effective with the transfer of the electric generation business, Power charges PSE&G for MTC and the energy and capacity provided to meet PSE&G's BGS requirements. Through March 31, 2001, Power has charged PSE&G approximately $463 million for MTC and BGS. As of March 31, 2001, PSE&G's payable to Power relating to these costs was approximately $154 million. From January 1, 2001 through March 31, 2001, PSE&G sold energy and capacity to Power at the market price of approximately $43 million, which PSE&G purchased under various non-utility generation (NUG) contracts at a costs above market prices. As of March 31, 2001, PSE&G's receivable related to these purchases was approximately $16 million. PSE&G, as a result of the Final Order, has established an NTC to recover the above market costs related to these NUG contracts. The difference between PSE&G's cost and their recovery of costs through the NTC and sales to Power, which are at the locational marginal price (LMP) set by the PJM ISO for energy and at wholesale market prices for capacity, is deferred as a regulatory asset.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the Public Service Electric and Gas Company's (PSE&G) 2000 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of PSE&G and its subsidiaries. This discussion refers to the Consolidated Financial Statements (Statements) and related Notes to
Consolidated Financial Statements (Notes) of PSE&G and should be read in conjunction with such Statements and Notes.

Results of Operations

     Revenues

     Generation

     Following the transfer of PSE&G's generation business to PSEG Power LLC (Power) in August 2000, PSE&G no longer records Generation revenues. Revenues relating to the basic generation service (BGS) supplied to electric customers are included in Transmission and Distribution revenues of PSE&G and are offset by a corresponding expense in Energy Costs for the amount paid to Power under the BGS contract.

     Transmission and Distribution

     Transmission and Distribution revenues increased $831 million or 74% for the quarter ended March 31, 2001 from the comparable period in 2000 primarily due to the inclusion of $506 million of revenues which are offset by a corresponding $506 million increase in Energy Costs relating to BGS, discussed above, and increased revenues relating to the increase in natural gas prices being passed along to gas customers under certain transportation only contracts. Under these contracts, PSE&G is responsible only for delivery of gas to its customers. Such customers are responsible for payment to PSE&G for the cost of the commodity and as PSE&G's costs on behalf of these customers increase, the customer's rates to recover the cost of gas will increase. Also contributing to this increase were higher sales resulting from colder weather in the first quarter of 2001 as compared to the same period in 2000 and higher rates approved by the BPU to allow PSE&G to recover for increasing natural gas costs.

     Trading

     Together with the transfer of PSE&G's generation business to Power, PSE&G transferred its trading operations to Power in August 2000 and therefore no longer has trading revenues.

     Energy Costs

     Energy Costs decreased $218 million or 28% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to the transfer of the generation business to Power in August 2000 which had Energy costs of $727 million. This decrease was partially offset by the inclusion of $506 million of Energy Costs for energy purchased from Power to satisfy the BGS obligation.

     Gas Costs

     Gas Costs increased $330 million or 72% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to the higher prices for natural gas. Also contributing to the increase was higher demand for natural gas due to colder weather in the first quarter of 2001 as compared to the same period in 2000.

      Operations and Maintenance

     Operations and Maintenance expense decreased $128 million or 34% primarily due to the elimination of $140 million in Operations and Maintenance expenses resulting from the transfer of the generation business to Power in August 2000. The decrease was partially offset as a result of lower capital project work in the first quarter of 2001 than in the comparable 2000 period.

     Depreciation and Amortization

     Depreciation and Amortization expense decreased $16 million or 18% for the quarter ended March 31, 2001 from the comparable 2000 period. The decrease was primarily due to the elimination of $36 million in Depreciation and Amortization expenses resulting from the transfer of the generation business to Power in August 2000. The decrease was partially offset by approximately $20 million of the amortization on the regulatory asset recorded for PSE&G's stranded costs beginning in February 2001.

     Interest Expense

     Net Interest Expense decreased $39 million or 40% for the quarter ended March 31, 2001 from the comparable 2000 period primarily due to approximately $60 million of interest received from Power and PSEG for the intercompany loans relating to the generation business transfer in August 2000. This decrease was partially offset by interest of $27 million on the bonds issued by PSE&G Transition Funding LLC (Transition Funding) on January 31, 2001, discussed below.

Liquidity and Capital Resources

     On January 31, 2001, $2.525 billion of transition bonds were issued by Transition Funding. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation business to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. PSEG repaid the loan to PSE&G on April 16, 2001. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for PSE&G's business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $117 million to PSEG for the quarters ended March 31, 2001 and 2000, respectively.

     In March 2001 PSE&G redeemed all of its $150 million of 9.375% Series A cumulative income preferred securities, all of its $75 million of 5.97% preferred stock, $15 million of its 6.75% preferred stock and $52 million of its floating rate notes due December 7, 2002.

     Regulatory Restrictions

     As a result of a 1992 BPU proceeding concerning the impact of PSEG's non-utility investments on PSE&G (Focused Audit), the BPU approved a plan which, among other things, provided that: (1) PSEG would not permit PSEG's non-utility assets to exceed 20% of PSEG's consolidated assets without prior notice to the BPU (as of December 31, 2000, these assets were in excess of the 20% limit and the required notice had been given); (2) the PSE&G Board of Directors would provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G; (3) PSEG would (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support by May 2003; and (4) Energy Holdings would pay PSE&G an affiliation fee of up to $2 million a year to be applied by PSE&G to reduce utility rates.

     The Final Order addressed the Focused Audit, noting that PSEG's non-regulated assets would likely exceed 20% and that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. In March 2000, PSE&G submitted a letter to the BPU notifying the BPU of its intention to make a filing to modify the terms of the Focused Audit within 120 days after the Final Order becomes final and non-appealable. In December 2000, the New Jersey Supreme Court affirmed the appellate decision upholding the Final Order (see Note 3. Regulatory Issues). Also, Energy Holdings believes that, if still required, it is capable of eliminating PSEG support of PSEG Capital debt within the time period set forth in the Focused Audit.

     Regulatory oversight by the BPU to ensure that there is no harm to utility customers from PSEG's non-utility investments is expected to continue. PSE&G believes that these issues will be satisfactorily resolved, although no assurances can be given.

Capital Requirements

     PSE&G has substantial commitments as part of its ongoing construction programs. These programs are continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and the ability of PSE&G to raise necessary capital.

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the quarter ended March 31, 2001 PSE&G had net plant additions of $63 million, excluding Allowance for Funds Used During Construction (AFDC).

External Financings

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At March 31, 2001, PSE&G's Mortgage coverage ratio was 3:1. As of March 31, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     As discussed previously, on January 31, 2001, transition bonds (non-recourse asset backed securities) in the amount of $2.525 billion were issued by PSE&G Transition Funding LLC, a bankruptcy-remote, wholly-owned subsidiary of PSE&G, in eight classes with maturities ranging from 1 year to 15 years.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide liquidity for this program, PSE&G maintains a $450 million revolving credit facility that expires in June 2001 and a $450 million credit facility that expires in June 2002. As of March 31, 2001, there were no borrowings outstanding under these facilities.

     PSE&G has several uncommitted lines of credit with banks. On March 31, 2001, PSE&G had $155 million of short-term debt outstanding, borrowed against its uncommitted bank lines of credit.

Accounting Matters

 In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that whether a company should recognize revenue based on the gross amount billed or the net retained requires significant judgment, which depends on the relevant facts and circumstances. In the first quarter of 2001, based on the analysis and interpretation of EITF 99-19, PSEG reported all the revenues and cost of goods sold on a gross basis for the energy related transactions. The prior year financial statements for PSEG and its subsidiaries have been restated for comparability purposes.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective on January 1, 2001. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSEG adopted SFAS 133 effective January 1, 2001. See Notes 2 and 9 of Notes to the Consolidated Financial Statements.

Forward Looking Statements

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. PSE&G and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSE&G and its subsidiaries prior to the effective date of the Private Securities Litigation Reform Act of 1995.

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services; transmission and distribution systems; sales retention and growth potential in a mature PSE&G service territory; ability to complete development or acquisition of current and future investments; partner and counterparty risk; ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals; Federal and state regulatory actions; regulatory oversight with respect to utility and non-utility affiliate relations and activities; operating restrictions, increased cost and construction delays attributable to environmental regulations; environmental concerns; and market risk and debt and equity market concerns associated with these issues.


                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in PSE&G's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below. PSE&G's policy is to use derivatives to manage risk consistent with its business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers which PSE&G utilizes for an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

     PSE&G is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSE&G also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSE&G's and its subsidiaries' financial condition, results of operations or net cash flows. For discussion of interest rates and commodity-related instruments see Note 6. Financial Instruments and Risk Management of Notes.

     Commodity-Related Instruments

     The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand and state and Federal regulatory policies. To reduce price risk caused by market fluctuations, PSE&G enters into derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated demand. These contracts, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are no updates to information reported under Item 3 of Part I of Public Service Electric and Gas Company's (PSE&G) 2000 Annual Report on Form 10-K.

                           ITEM 5. OTHER INFORMATION

     Certain information reported under PSE&G's 2000 Annual Report to the SEC is updated below. References are to the related pages on the Form 10-K as printed and distributed.

New Matter

     In May 2001, PSE&G filed a petition with the BPU for authority to revise its gas property depreciation rates. This matter was transferred to the Office of Administrative Law as a contested case.

Gas Contract Transfer

     Form 10-K,  page 12. On March 16, 2001, the New Jersey  Ratepayer  Advocate
(RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. At a hearing held on April 16, 2001, PSE&G presented a Stipulation of Settlement. PSE&G is negotiating to have additional parties execute the Stipulation. The Administrative Law Judge established a litigation schedule through June 6, 2001 at which the hearings are expected to close.

Levelized Gas Adjustment Clause (LGAC)

     Form 10-K, page 13. On March 30, 2001 the BPU issued its written Order approving a 2% increases for PSE&G in each month from April 2001 to July 2001 and providing for recovery with interest of PSE&G's actual underrecovery balance as of October 31, 2001 over a three-year period beginning on December 1, 2001. The new rates were effective on April 1, 2001.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number    Document
     --------------    ---------------------------------------------------------
     12                Computation of Ratios of Earnings to Fixed Charges
     12(A)             Computation of Ratios of Earnings to Fixed Charges Plus
                         Preferred Securities


(B)  Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrant)


                            By: Patricia A. Rado
                    --------------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)


Date: May 15, 2001