Form 10-Q/A
period 2001-03-31
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2001-05-16
CIK 81033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A
                                   (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                            1

Item 2.    Management's Discussion and Analysis of Financial              13
             Condition and Results of Operations

Item 3.    Qualitative and Quantitative Disclosures About Market Risk     17


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              18

Item 5.    Other Information                                              18

Item 6.    Exhibits and Reports on Form 8-K                               18

Signature                                                                 19

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

     Restricted Cash

     PSE&G Transition Funding LLC (Transition Funding), a PSE&G subsidiary, has deposited funds with a Trustee which are required to be used for payment of principal, interest and other expenses related to its transition bonds (see Note
3. Regulatory Issues). Accordingly, these funds are classified as "Restricted Cash" on PSE&G's Consolidated Balance Sheets.

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

     Net of recoveries, costs incurred through March 31, 2001 for the Remediation Program amounted to $129 million. In addition, at March 31, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot be reasonably estimated.

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

Note 6.  Financial Instruments and Risk Management

Commodity-Related Instruments

     PSE&G enters into swaps, options and futures for its gas distribution business to reduce exposure to price fluctations from factors such as weather, changes in demand and changes in supply. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments.

     At March 31, 2001, PSE&G had outstanding commodity financial instruments with a notional contract quantity of 17.8 million MMBTU (million British thermal units) of natural gas. Notional amounts are indicative only of the volume of activity and are not a measure of market risk. The unrealized loss on these contracts was $30 million and $6 million as of March 31, 2001 and December 31, 2000, respectively. Gains and losses relating to these financial instruments are recovered through the Levelized Gas Adjustment Clause.

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

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is $496.6 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(10.5) million as of March 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

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


Note 8.  Financial Information by Business Segments

     Information related to the segments of PSE&G's business is detailed below. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to own and operate its transmission and distribution (T&D) business as its only remaining reportable segment.


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


Date: May 16, 2001