Form 10-Q
period 2001-06-30
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2001-08-09
CIK 81033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             (Mark One)

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


 Commission           Registrant, State of Incorporation,      I.R.S. Employer
 File Number              Address, and Telephone Number       Identification No.
------------        ---------------------------------------   ------------------
 001-00973          PUBLIC SERVICE ELECTRIC AND GAS COMPANY       22-1212800
                           (A New Jersey Corporation)
                                  80 Park Plaza
                                  P.O. Box 570
                         Newark, New Jersey 07101-0570
                                  973-430-7000
                               http:\\www.pseg.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No

As of July 31, 2001, Public Service Electric and Gas Company and had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                               1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3.   Qualitative and Quantitative Disclosures About Market Risk        17


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 18

Item 5.   Other Information                                                 18

Item 6.   Exhibits and Reports on Form 8-K                                  19

Signature                                                                   20

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                                    (Millions of Dollars)
                                         (Unaudited)


                                                      For the Quarter Ended     For the Six Months Ended
                                                             June 30,                  June 30,
                                                     -----------------------    ------------------------
                                                        2001          2000         2001         2000
                                                     ---------    ----------    ---------   ------------
OPERATING REVENUES
  Electric Transmission and Distribution             $     401    $      404    $     718   $        735
  Commodity                                                558            70        1,111            153
  Gas Distribution                                         352           319        1,434          1,066
  Generation                                                --           510           --          1,000
  Trading                                                   --           689           --          1,303
                                                     ---------    ----------    ---------    -----------
      Total Operating Revenues                           1,311         1,992        3,263          4,257
                                                     ---------    ----------    ---------    -----------
OPERATING EXPENSES
  Commodity Costs                                          558            70        1,111            153
  Gas Costs                                                243           222        1,030            679
  Generation Costs                                          --           170           --            271
  Trading Costs                                             --           674           --          1,261
  Operation and Maintenance                                242           374          492            752
  Depreciation and Amortization                             87            82          159            170
  Taxes Other than Income Taxes                             31            39           74             88
                                                     ---------    ----------    ---------    -----------
      Total Operating Expenses                           1,161         1,631        2,866          3,374
                                                     ---------    ----------    ---------    -----------
OPERATING INCOME                                           150           361          397            883
Other Income and Deductions                                  2             2           13             12
Interest Expense - Net                                     (95)          (97)        (153)          (194)
Preferred Securities Dividend Requirements of
   Subsidiaries                                             (7)          (12)         (18)           (23)
                                                     ---------    ----------    ---------    -----------
INCOME BEFORE INCOME TAXES                                  50           254          239            678
Income Taxes                                               (18)         (102)         (95)          (276)
                                                     ---------    ----------    ---------    -----------
NET INCOME                                                  32           152          144            402
Preferred Securities Dividend Requirements and
Premium on Redemption                                       (1)           (2)          (4)            (5)
                                                     ---------    ----------    ---------    -----------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED                      $      31    $      150    $     140     $      397
                                                     =========    ==========    =========    ===========

See Notes to Consolidated Financial Statements.



                           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                                            ASSETS
                                    (Millions of Dollars)

                                                             (Unaudited)
                                                               June 30,        December 31,
                                                                 2001              2000
                                                             ------------     --------------
  Cash and Cash Equivalents                                  $        370     $           39
  Restricted Cash                                                      62                 --
  Accounts Receivable:
    Customer Accounts Receivable                                      584                614
    Other Accounts Receivable                                          63                 71
    Allowance for Doubtful Accounts                                  (50)                (39)
  Unbilled Revenues                                                   200                357
  Fuel                                                                354                372
  Materials and Supplies                                               60                 48
  Prepayments                                                         233                  5
  Energy Contracts                                                     13                 --
  Other                                                                21                 24
                                                             ------------     --------------
    Total Current Assets                                            1,910              1,491
                                                             ------------     --------------

PROPERTY, PLANT, AND EQUIPMENT
  Transmission and Distribution                                     8,594              8,479
  Other                                                               423                420
                                                             ------------     --------------
    Total                                                           9,017              8,899
  Accumulated Depreciation and Amortization                        (3,237)            (3,139)
                                                             ------------     --------------
    Net Property, Plant and Equipment                               5,780              5,760
                                                             ------------     --------------

NONCURRENT ASSETS
  Regulatory Assets                                                 5,349              4,995
  Note Receivable - Affiliated Company                                 --              2,786
  Long-Term Investments                                               115                109
  Other Special Funds                                                  86                 70
  Other                                                                30                 56
                                                             ------------     --------------
    Total Noncurrent Assets                                         5,580              8,016
                                                             ------------     --------------
TOTAL ASSETS                                                 $     13,270     $       15,267
                                                             ============     ==============

See Notes to Consolidated Financial Statements.


                           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                 CONSOLIDATED BALANCE SHEETS
                                LIABILITIES AND CAPITALIZATION
                                    (Millions of Dollars)


                                                             (Unaudited)
                                                               June 30,       December 31,
                                                                 2001             2000
                                                             ------------   --------------
CURRENT LIABILITIES
  Long-Term Debt Due Within One Year                         $        205   $          100
  Commercial Paper and Loans                                           56            1,543
  Accounts Payable                                                    323              440
  Accounts Payable-Affiliated Companies                               219              308
  Energy Contracts                                                    157               --
  Other                                                               315              253
                                                             ------------   --------------
    Total Current Liabilities                                       1,275            2,644
                                                             ------------   --------------

NONCURRENT LIABILITIES
  Deferred Income Taxes and ITC                                     2,731            2,701
  Regulatory Liabilities                                              386              470
  OPEB Costs                                                          454              441
  Other                                                               198              223
                                                             ------------   --------------
    Total Noncurrent Liabilities                                    3,769            3,835
                                                             ------------   --------------

COMMITMENTS AND CONTINGENT LIABILITIES                                 --               --
                                                             ------------   --------------

CAPITALIZATION
  LONG-TERM DEBT                                                    5,711            3,590
                                                             ------------   --------------

  PREFERRED SECURITIES
    Preferred Stock Without Mandatory Redemption                       80               95
    Preferred Stock With Mandatory Redemption                          --               75
    Subsidiaries' Preferred Securities:
    Guaranteed Preferred Beneficial Interest in
        Subordinated Debentures                                       155              513

                                                             ------------   --------------
      Total Preferred Securities                                      235              683
                                                             ------------   --------------

  COMMON STOCKHOLDER'S EQUITY
    Common Stock, issued:  132,450,344 shares                         892            2,563
    Contributed Capital                                                --              594
    Basis Adjustment                                                  986              986
    Retained Earnings                                                 403              375
    Accumulated Other Comprehensive Loss                              (1)               (3)
                                                             ------------    -------------
      Total Common Stockholder's Equity                             2,280            4,515
                                                             ------------    -------------
        Total Capitalization                                        8,226            8,788
                                                             ------------    -------------
TOTAL LIABILITIES AND CAPITALIZATION                         $     13,270    $      15,267
                                                             ============    =============

See Notes to Consolidated Financial Statements.



                           PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Millions of Dollars)
                                         (Unaudited)

                                                              For the Six Months Ended
                                                                      June 30,
                                                           -----------------------------
                                                               2001              2000
                                                           -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $       144      $        402
  Adjustments to reconcile net income to net cash
   flows from operating activities:
  Depreciation and Amortization                                    159               170
  Amortization of Nuclear Fuel                                      --                45
  (Deferral)Recovery of Gas Costs-- net                           (111)               25
  Provision for Deferred Income Taxes and ITC-- net                 30                61
  Net Changes in Certain Current Assets and Liabilities:
    Restricted Cash                                                (62)               --
    Accounts Receivable and Unbilled Revenues                      206               (16)
    Prepayments                                                   (228)             (239)
    Accounts Payable                                              (206)              379
    Other Current Assets and Liabilities                            71               (94)
  Other                                                             11                23
                                                           -----------      ------------
    Net Cash Provided By Operating Activities                       14               756
                                                           -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Property, Plant and Equipment,
   excluding Capitalized Interest and AFDC                        (172)             (230)
  Other                                                             (6)              (17)
                                                           -----------      ------------
    Net Cash Used in Investing Activities                         (178)             (247)
                                                           -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Change in Short-Term Debt                                 (1,487)              307
  Issuance of Long-Term Debt                                     2,525                --
  Deferred Issuance Costs                                         (201)               --
  Redemption/Purchase of Long-Term Debt                           (299)             (621)
  Collection of Note Receivable - Affiliated Company             2,786                --
  Redemption of Preferred Securities                              (448)               --
  Return of Capital                                             (2,265)               --
  Cash Dividends Paid on Common Stock                             (112)             (334)
  Other                                                             (4)               (5)
                                                           -----------      ------------
    Net Cash Provided By (Used In) Financing Activities            495              (653)
                                                           -----------      ------------
Net Change in Cash and Cash Equivalents                            331              (144)
Cash and Cash Equivalents at Beginning of Period                    39               173
                                                           -----------      ------------
Cash and Cash Equivalents at End of Period                 $       370      $         29
                                                           ===========      ============

Income Taxes Paid                                          $       192      $        387
Interest Paid                                              $       152      $        190

See Notes to Consolidated Financial Statements.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Public Service Electric and Gas Company, (PSE&G), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to PSEG Power LLC (Power) in August 2000, PSE&G continues to maintain its electric and gas transmission and distribution businesses.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in PSE&G's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and should be read in conjunction with those Notes.

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

Commodity Revenues and Costs

     Commodity revenues in 2001 represent the basic generation service (BGS) and Market Transition Charge (MTC) tariff rates charged by PSE&G to its customers who do not choose another supplier and Non-Utility Generation Transition Charge
(NTC) rates charged by PSE&G to its customers to recover the above market costs related to energy purchased by PSE&G under various Non-Utility Generation (NUG) Contracts. Commodity revenues in 2001 also include sales to Power of energy purchased under the NUG Contracts. These sales are made to Power at the Locational Marginal Price (LMP) in the PJM Market. For periods prior to the transfer of the generation business to Power in August 2000, Commodity revenues include the sales of energy purchased under the NUG Contracts at LMP. Any difference between the amounts PSE&G pays under the NUG Contracts and the amount it recovers through the NTC and sales at LMP are deferred as a regulatory asset or liability. The BGS and MTC revenues are offset by a corresponding expense in Commodity Costs for the amount paid to Power under PSE&G's contract with Power pursuant to which Power delivers energy and capacity to PSE&G under its full requirements contract (BGS Contract). The costs for energy purchased under the NUG contracts is also included in Commodity Costs.

Note 2.  Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that this determination requires significant judgment, which depends on the relevant facts and circumstances. For the first six months of 2001, based on PSEG's analysis and interpretation of EITF 99-19, Power, the successor to PSE&G's generation business, reported all the revenues and Energy Costs on a gross basis for the physical bilateral energy sales and purchases and capacity sales and purchases. PSEG continues to report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission credits on a net basis. The prior year financial statements for PSE&G, which include results of the generation and trading operations, have been reclassified accordingly.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSE&G and its subsidiaries adopted SFAS 133 effective January 1, 2001. There was no transition adjustment relating to the adoption of SFAS 133 (see Note 6. Financial Instruments and Risk Management).

     The Financial Accounting Standards Board's (FASB) Derivative Implementation Group (DIG), has issued guidance effective July 1, 2001, regarding certain derivative contracts and the eligibility of those contracts for the normal purchases and sales exceptions. PSE&G is currently evaluating this guidance and cannot predict the impact on its financial position or results of operations, however such impact could be material.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations"  (SFAS
141). SFAS 141, was effective July 1, 2001 and requires that all business combinations subsequent to that date be accounted for under the purchase method. PSE&G is currently evaluating this guidance and does not believe it will have a substantial effect on its growth strategy. PSE&G does not anticipate that there will be a material impact on its financial position or results of operations.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS 142 also defines what is considered an intangible asset, other than goodwill, that may arise in a purchase combination. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. There will be no effect on PSE&G's financial position or results of operations.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PSE&G is currently evaluating this guidance and cannot predict the impact on its financial position or results of operations, however, such impact could be material.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to Power of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities.

     Also in the Final Order, the BPU concluded that PSE&G should recover up to $2.94 billion (net of tax) of its generation-related stranded costs through securitization of $2.4 billion and an opportunity to recover up to $540 million (net of tax) of its unsecuritized generation-related stranded costs on a net present value basis. The $540 million is subject to recovery through a market transition charge (MTC). PSE&G remits the MTC revenues to Power as part of the BGS Contract as provided for by the Final Order.

     In September 1999, the BPU issued its order approving PSE&G's petition relating to the proposed securitization transaction (Finance Order) which authorized, among other things, the imposition of a non-bypassable transition bond charge (TBC) on PSE&G's customers; the sale of PSE&G's property right in such charge to a bankruptcy-remote financing entity; the issuance and sale of $2.525 billion of transition bonds by such entity as consideration for such property right, including an estimated $125 million of transaction costs; and the application by PSE&G of the transition bond proceeds to retire outstanding debt and/or equity. Transition Funding issued the transition bonds on January 31, 2001 and the TBC and an additional 2% rate reduction became effective on February 7, 2001 in accordance with the Final Order. The rate decrease and the TBC were funded through the MTC rate.

     In October and November 1999, appeals were filed by New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA) and Co-Steel Raritan (Co-Steel), an individual PSE&G customer, the "appellants" challenging the validity of the Finance Order as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by the appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests. In December 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The New Jersey Supreme Court's written opinion was issued on May 18, 2001.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari (Petition) with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision, the granting of which is entirely discretionary with the Court. Briefs in opposition to the Petition have been filed. The outcome of this action cannot be predicted.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset based securities) were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its $2.786 billion promissory note used to finance the transfer of PSE&G's generation business. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

Note 4. Regulatory Assets and Liabilities

     At June 30, 2001 and December 31, 2000, respectively, PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance
Sheets:


                                                                        June 30,           December 31,
                                                                          2001                 2000
                                                                     ----------------    --------------
                                                                            (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Recovered...............................            $4,225               $4,093
   SFAS 109 Income Taxes........................................               329                  285
   OPEB Costs...................................................               222                  232
   Societal Benefits Charges (SBC)..............................                42                   74
   Underrecovered Gas Costs.....................................                94                   --
   Environmental Costs..........................................                74                   74
   Unamortized Loss on Reacquired Debt and Debt Expense.........                98                  104
   Non-Utility Generation Transition Charge (NTC)...............                26                    7
   Other........................................................               239                  126
                                                                     -------------       --------------
       Total Regulatory Assets..................................            $5,349               $4,995
                                                                     =============       ==============

Regulatory Liabilities:
   Excess Depreciation Reserve..................................              $381                 $444
   Overrecovered Gas Costs......................................                --                   26
   Other........................................................                 5                   --
                                                                     -------------       --------------
       Total Regulatory Liabilities.............................              $386                 $470
                                                                     =============       ==============

Note 5.  Commitments and Contingent Liabilities

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. PSE&G does not anticipate that compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

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

     Net of recoveries, costs incurred through June 30, 2001 for the Remediation Program amounted to $151.6 million. In addition, at June 30, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74 million. Expenditures beyond 2003 cannot reasonably be estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," comprised of four former manufactured gas plants (MGP), one operating electric generating station and one former generating station. Costs to clean up former MGPs are recoverable from utility customers under the SBC. The operating electric generating station has been transferred to Power, which is responsible for remediation of the station, if required. PSE&G cannot predict what action, if any, the EPA or any third party may take against PSE&G with respect to these matters, or in such event, what costs PSE&G may incur to address any such claims. However, such costs may be material.

Note 6.  Financial Instruments and Risk Management

Commodity-Related Instruments

     PSE&G enters into swaps, options and futures for its gas distribution business to reduce exposure to price fluctuations from factors such as weather, changes in demand and changes in supply. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. PSE&G has entered into 294 MMBTU of gas futures, swaps and options to hedge forecasted requirements. As of June 30, 2001, the fair value of those instruments was $(144) million with a maximum term of approximately one year. PSE&G utilizes derivatives to hedge its gas purchasing activities which, when realized, are recoverable through its Levelized Gas Adjustment Clause (LGAC). Accordingly, the offset to the change in fair value of these derivatives is specified as a regulatory asset or liability.

Interest Rates

     PSE&G is subject to the risk of fluctuating interest rates in the normal course of business. PSE&G's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2001, a hypothetical 10% change in market interest rates would result in a $3 million change in annual interest costs related to short-term and floating rate debt at PSE&G.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is $496.6 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $0.7 million as of June 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

Note 7.  Income Taxes

         PSE&G's effective income tax rate is as follows:

                                                                    Quarter Ended              Six Months Ended
                                                                      June 30,                     June 30,
                                                               -------------------------    -------------------------
                                                                 2001           2000           2001           2000
                                                               ----------    -----------    ---------     -----------
Federal tax provision at statutory rate..................         35.0%         35.0%          35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit          5.9%          5.9%           5.9%          5.9%
Other-- net..............................................         (4.9)%        (0.7)%         (1.1)%        (0.2)%
                                                               ----------    -----------    ---------     -----------
     Effective Income Tax Rate............................        36.0%         40.2%          39.8%         40.7%
                                                               ==========    ===========    =========     ===========

     The primary reason for the decrease in the effective tax rate, for the quarter and six months ended June 30, 2001, as compared to the same period for 2000, is the effect of the amortization of regulatory tax adjustments in relationship to a lower pre-tax income.

     The Internal Revenue Service has concluded the audit of PSE&G's 1994-1996 Federal Income Tax Returns. PSE&G does not anticipate that the result of the Revenue Agents' Report will have a material adverse impact on PSE&G's financial position, results of operations or net cash flows.

Note 8.  Financial Information by Business Segments

     Information related to the segments of PSE&G's business is detailed below. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to maintain its electric and gas transmission and distribution (T&D) business as its only remaining reportable segment.


     --------------------------------------------------------------------------------------------------------
                                                                                                Consolidated
                                                       Generation     Trading       T & D          Total
                                                      ------------  -----------  -----------  ---------------
                                                                         (Millions of Dollars)
       For the Quarter Ended June 30, 2001:
       Total Operating Revenues....................        $   --      $  --       $ 1,311          $ 1,311
       Segment Earnings Available to PSEG..........        $   --      $  --       $    31          $    31
                                                      ============  ===========  ===========  ===============
     --------------------------------------------------------------------------------------------------------
       For the Quarter Ended June 30, 2000:
       Total Operating Revenues....................        $  540      $ 689       $   763          $ 1,992
       Segment Earnings Available to PSEG..........        $   63      $   9       $    78          $   150
                                                      ============  ===========  ===========  ===============
     --------------------------------------------------------------------------------------------------------
       For the Six Months Ended June 30, 2001:
       Total Operating Revenues....................        $   --      $  --       $ 3,263          $ 3,263
       Segment Earnings Available to PSEG..........        $   --      $  --       $   140          $   140
                                                      ============  ===========  ===========  ===============
     --------------------------------------------------------------------------------------------------------
       For the Six Months Ended June 30, 2000:
       Total Operating Revenues....................        $1,070      $1,303      $ 1,884          $ 4,257
       Segment Earnings Available to PSEG..........        $  173      $   25      $   199          $   397
                                                      ============  ===========  ===========  ===============
     --------------------------------------------------------------------------------------------------------
       As of June 30, 2001:
       Total Assets................................        $   --      $   --      $13,270          $13,270
                                                      ============  ===========  ===========  ===============
     --------------------------------------------------------------------------------------------------------
       As of December 31, 2000:
       Total Assets................................        $   --      $   --      $15,267          $15,267
                                                      ============   ==========  ===========  ===============
     --------------------------------------------------------------------------------------------------------

Note 9.  Comprehensive Income

     Comprehensive Income, Net of Tax:


                                                        Comprehensive Income
                                          ---------------------------------------------------
                                                Quarter Ended            Six Months Ended
                                                  June 30,                   June 30,
                                          -----------------------  --------------------------
                                              2001         2000        2001           2000
                                          ----------   ----------  -----------   ------------
Net Income....................                   $32         $152         $144           $402
Other Comprehensive Income....                     2           --            2             --
                                          ----------   ----------  -----------   ------------
Comprehensive Income..........                   $34         $152         $146           $402
                                          ==========   ==========  ===========   ============

Note 10.  Related Party Transactions

     PSE&G's transfer of its electric generating assets was in exchange for a $2.786 billion Promissory Note from Power. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, PSE&G recorded interest income of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001.

     In addition, on January 31, 2001, PSE&G loaned $1.084 billion to PSEG at 14.23% per annum and recorded interest income of approximately $6 million and $33 million relating to the loan for the quarter and six months ended June 30, 2001, respectively. PSEG repaid the loan to PSE&G on April 16, 2001. PSE&G also returned $2.265 billion of capital to PSEG on January 31, 2001 utilizing proceeds from securitization and the generation asset sale, as required by the Final Order, as part of its recapitalization.

     Effective with the transfer of the electric generation business, Power charges PSE&G for MTC and the energy and capacity provided to meet PSE&G's BGS requirements. For the quarter and six months ended June 30, 2001, Power has charged PSE&G approximately $474 million and $937 million for MTC and BGS. As of June 30, 2001, PSE&G's payable to Power relating to these costs was approximately $186 million. For the quarter and six months ended through June 30, 2001, PSE&G sold energy and capacity to Power at the market price of approximately $36 million and $80 million, respectively, which PSE&G purchased under various Non-Utility Generation (NUG) contracts at costs above market prices. As of June 30, 2001, PSE&G's receivable related to these purchases was approximately $14 million. PSE&G, as a result of the Final Order, has established an NTC to recover the above market costs related to these NUG contracts. The difference between PSE&G's cost and their recovery of costs through the NTC and sales to Power, which are at the locational marginal price
(LMP) set by the PJM Interconnection LLC Independent System Operator for energy and at wholesale market prices for capacity, is deferred as a regulatory asset.

     PSEG Services Corporation (Services) provides and bills administrative services to PSE&G on a monthly basis. PSE&G's costs related to such service amounted to approximately $91 million and $200 million for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, PSE&G's intercompany payable related to these costs was approximately $35 million.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the PSE&G's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 affecting the consolidated financial condition and the results of operations of PSE&G. This discussion refers to the Statements and related Notes of PSE&G and should be read in conjunction with such Statements and Notes.

Results of Operations

Revenues

     Electric Transmission and Distribution

     Transmission and Distribution revenues decreased $3 million or 1% and $17 million or 2% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively.

     Commodity

     Commodity revenues were $558 million and $1.1 billion for the quarter and six months ended June 30, 2001 as compared to $70 million and $153 million for the comparable periods in 2000, respectively. These revenues represent the BGS and MTC tariff rates charged by PSE&G to its customers who do not choose another supplier and NTC rates charged by PSE&G to its customers to recover the above market costs related to energy purchased by PSE&G under various NUG Contracts. Commodity revenues in 2001 also include sales to Power of energy purchased under the NUG contracts. These sales are made to Power at the LMP in the PJM Market. For periods prior to the transfer of the generation business to Power in August 2000, Commodity revenues include the sales of energy purchased under the NUG Contracts at LMP. Any difference between the amounts PSE&G pays under the NUG Contracts and the amount it recovers through the NTC and sales at LMP are deferred as a regulatory asset or liability. The BGS and MTC revenues are offset by a corresponding expense in Commodity Costs for the amount paid to Power under the BGS Contract.

     The MTC tariff rate decreased 2% in February 2001 effective with the implementation of securitization in accordance with the BPU's Final Order. This rate reduction was approximately $28 million and was funded through the MTC component of rates, which, along with BGS revenues, is passed along to Power through Commodity Costs. Effective August 1, 2001, PSE&G implemented an additional 2% rate reduction as required by the Final Order, bringing the total rate decrease to 9% since August 1, 1999.

     Gas Distribution

     Gas Distribution revenues increased $33 million or 10% and $368 million or 35% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to higher natural gas costs which were passed along to customers. Customer rates in all classes of business have increased in 2001 to recover a portion of the higher natural gas costs. The commercial and industrial classes fuel recovery rates vary monthly according to the market price of gas. The BPU also approved increases in the fuel component of the residential class rates of 16% in November 2000 and 2% for each month from December 2000 through July 2001. These increased revenues were offset by higher gas distribution costs discussed below.

     Generation

     Following the transfer of PSE&G's generation business to Power in August 2000, PSE&G no longer records Generation revenues.

     Trading

     Together with the transfer of PSE&G's generation business to Power, PSE&G transferred its trading operations to Power in August 2000 and therefore no longer has Trading revenues.

Operating Expenses

     Commodity Costs

     Commodity Costs were $558 million and $1.1 billion for the quarter and the six months ended June 30, 2001 as compared to $70 million and $153 million for the comparable periods in 2000, respectively. For 2001, these costs represent the amount paid to Power under PSE&G's contract with Power pursuant to which Power delivers energy and capacity to PSE&G under its BGS Contract and purchases of energy under various NUG contracts. For 2000, these costs represented only purchases of energy under various NUG contracts as PSE&G operated its own generation business. The BGS and MTC costs paid to Power were reduced $28 million as a result of the rate reduction discussed above.

     Gas Costs

     Gas Costs increased $21 million or 9% and $351 million or 52% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to higher natural gas costs, as discussed above. Due to the Levelized Gas Adjustment Clause, gas costs are increased or decreased to offset a corresponding increase or decrease in fuel revenues with no impact on income.

     Generation Costs

     Following the transfer of PSE&G's generation business to Power in August 2000, PSE&G no longer records Generation Costs.

     Trading Costs

     Together with the transfer of PSE&G's generation business to Power, PSE&G transferred its trading operations to Power in August 2000 and therefore no longer has Trading Costs.

     Operations and Maintenance

     Operations and Maintenance expense decreased $132 million or 35% and $260 million or 35% for the quarter and six months ended June 30, 2001, respectively, primarily due to the elimination of $185 million and $325 million in Operations and Maintenance expenses resulting from the transfer of the generation business to Power in August 2000. The decrease was partially offset as a result of a greater proportion of expenditures used for operations and maintenance rather than capital project work in the second quarter of 2001 than in the comparable 2000 period.

     Depreciation and Amortization

     Depreciation and Amortization expense increased $5 million or 6% and decreased $11 million or 6% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively. The increase for the quarter was primarily due to $43 million of amortization of the regulatory asset recorded for PSE&G's stranded costs, which commenced with the issuance of the transition bonds. This increase was partially offset by the elimination of $32 million Depreciation and Amortization expenses resulting from the transfer of the generation business to Power in August 2000 and lower depreciation resulting from various asset retirements. For the six months ended June 30, 2001, the decrease was primarily due to the elimination of $68 million Depreciation and Amortization expenses resulting from the transfer of the generation business to Power in August 2000 and lower depreciation resulting from various asset retirements. The decrease was partially offset by approximately $65 million of amortization of the regulatory asset discussed above.

Interest Expense

     Net Interest Expense decreased $2 million or 2% and $41 million or 21% for the quarter and the six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to approximately $66 million of interest earned from Power and PSEG for the intercompany loans relating to the generation business transfer and lower interest resulting from reduced short-term debt. These decreases were partially offset by accrued interest of approximately $67 million on the bonds issued by Transition Funding on January 31, 2001, discussed below.

Preferred Securities Dividends

     Preferred Securities Dividends decreased $6 million or 43% and $6 million or 21% for the quarter and six months ended June 30, 2001 as compared to the same period in 2000, primarily due to the redemption of preferred securities in March 2001 and June 2001 (see External Financings).

Liquidity and Capital Resources

     On January 31, 2001, $2.525 billion of transition bonds were issued by Transition Funding, a bankruptcy-remote, wholly-owned subsidiary. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation business to Power. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. PSEG repaid the loan to PSE&G on April 16, 2001. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for its business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $334 million to PSEG for the six-month periods ended June 30, 2001 and 2000, respectively.

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

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the six month periods ended June 30, 2001 and 2000, respectively, PSE&G had net plant additions of $172 million and $230 million, excluding Allowance for Funds Used During Construction (AFDC). This decrease is a result of a greater proportion of expenditures being applied to operations and maintenance expense projects as discussed above.

External Financings

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At June 30, 2001, PSE&G's Mortgage coverage ratio was 3:1. As of June 30, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     As discussed previously, on January 31, 2001, transition bonds in the amount of $2.525 billion were issued by Transition Funding in eight classes with maturities ranging from 1 year to 15 years.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide liquidity for this program, PSE&G maintains $900 million in revolving credit facilities, each of which expire in June 2002. As of June 30, 2001, there were no borrowings outstanding under these facilities.

     Also in March 2001, PSE&G redeemed all of its $150 million of 9.375% Series A cumulative monthly income preferred securities, all of its $75 million of 5.97% preferred stock, $15 million of its 6.75% preferred stock and $52 million of its floating rate notes due December 7, 2002. In June 2001, PSE&G redeemed the remaining $248 million outstanding of floating rate notes due December 7, 2002.

     In June 2001, PSE&G redeemed all of its $208 million of 8.625% Series A cumulative quarterly income preferred securities.

     PSE&G has several uncommitted lines of credit with banks. On June 30, 2001, PSE&G had $55 million of short-term debt outstanding under these uncommitted bank lines of credit.

Regulatory Restrictions

     Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the BPU pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, including Energy Holdings, on PSE&G. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

(1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

(2) The PSE&G Board of Directors will provide an annual certification that the business and financing plans of Energy Holdings will not adversely affect PSE&G;

(3) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

(4) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Final Order requiring PSE&G to transfer its generation assets to Power, the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit might be warranted. PSE&G has notified the BPU of its intention to make a filing to modify the terms of the Focused Audit. PSE&G believes that the Focused Audit restrictions have effectively been superceded by the Final Order. PSE&G therefore expects modifications to be made, although no assurances can be given, and that the 20% notification requirement and the present requirement for PSEG to eliminate credit supported debt to PSEG Capital will not adversely affect its financial condition, results of operations and net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from Energy Holdings' share of PSEG's non-utility investments is expected to continue. Energy Holdings' assets were approximately 26% of PSEG's consolidated assets at June 30, 2001.

     In addition, if PSEG were no longer to be exempt under the Public Utility Holding Company Act of 1935 (PUHCA), PSEG and its subsidiaries would be subject to additional regulation by the SEC with respect to financing and investing activities, including the amount and type of non-utility investments. PSE&G believes that this would not have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Matters

     For a discussion of ETIF 99-19, SFAS 133 and related DIG issues, SFAS 141, SFAS 142 and SFAS 143, see Note 2. Accounting Matters, and Note 6. Financial Instruments and Risk Management of Notes.

Forward Looking Statements

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. PSE&G undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by PSE&G prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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

     PSE&G is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSE&G also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G . In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSE&G's financial condition, results of operations or net cash flows. For discussion of interest rates and commodity-related instruments see Note 6. Financial Instruments and Risk Management of Notes.

================================================================================

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSE&G's 2000 Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is updated below:

     Form 10-K, page 3. See Page 18 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU regarding its auction proposal for BGS supply, Docket Nos. EX01050303.

     Form 10-K, page 12. See Page 18 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU to transfer its gas contracts, Docket No. GR00080564.

     New Matter. See Page 19 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU for increased gas base rates and revised gas property depreciation rates, Docket Nos. GR01050328 and GR01050297.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSE&G's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 is updated below. References are to the related pages on the Form 10-K as printed and distributed.

     Electric Operation and Supply

     Form 10-K, page 3. PSE&G has contracted with Power to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001 PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. In addition, each company also filed specific contingency plans and accounting information.

     Gas Contract Transfer

     Form 10-K,  page 12. On March 16, 2001, the New Jersey  Ratepayer  Advocate
(RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. At a hearing held on April 16, 2001, PSE&G presented a Stipulation of Settlement. PSE&G is negotiating to have additional parties execute the Stipulation. The final hearing was conducted on June 22, 2001. A settlement meeting was conducted with the BPU on July 24, 2001. PSE&G is drafting a proposed settlement agreement. The initial brief and reply briefs are scheduled to be filed on August 15, 2001 and September 4, 2001, respectively.

     FERC RTO Orders

     Form 10-K, page 14. The Federal Energy Regulatory Commission (FERC), in a series of orders issued on July 11 and 12 called for the creation of four large regional transmission organizations (RTOs) to facilitate competitive regional markets in the U.S. FERC rejected several smaller RTO proposals and directed transmission owners and independent system operators (ISOs) to combine into much larger RTOs, dramatically altering their proposed geographic size and configuration.

     In the Northeast region, FERC conditionally approved the Pennsylvania-New Jersey Maryland (PJM) RTO proposal (subject to several modifications and compliance filings) and rejected the New York ISO and ISO-New England RTO proposals. FERC directed that the three existing ISOs for PJM, New York and New England, as well as the systems involved in PJM West, form a single Northeast RTO, based on the "PJM platform". FERC directed that the parties in the region engage in mediation (with FERC oversight) to prepare a proposal and timetable for the merger of the ISOs into a single RTO. At the end of the 45-day mediation period, the Administrative Law Judge assigned to the matter will submit a report to the Commission.

     Wholesale and retail customers, as well as lower-cost generation should benefit from having better access to a larger regional market. While impacts on all PSEG affiliates are uncertain because specific rules will not be known for some time, the elimination of seams issues and the creation of a single wholesale market in the Northeast is generally expected to have a positive impact on the PSEG companies. The goal of the mediation process is to develop a business plan and milestones for the creation and implementation of the single northeast RTO.

     Gas Base Rate Filings

     New Matter. On May 4, 2001, PSE&G filed a petition with the BPU for authority to revise its gas property depreciation rates (Depreciation Case). In this filing, PSE&G requested authority to implement its proposed depreciation rates simultaneously for book purposes and ratemaking purposes when the BPU implements new tariffs designed to recover the additional annual revenues resulting from the gas base rate case discussed below. On May 25, 2001, PSE&G filed a petition with the BPU requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). The requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G believes that the current gas base rates, in effect since November 1991, do not reasonably reflect capital investments and other costs required to maintain the gas utility infrastructure. The BPU has consolidated the Depreciation Case and the Gas Base Rate Case.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) A listing of exhibits being filed with this document is as follows:

    Exhibit Number      Document
    --------------      --------

    10.1 Wholesale Power Contract between PSE&G and Energy Resources and Trade LLC (ER&T)

    12                  Computation of Ratios of Earnings to Fixed Charges

    12(A) Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                     ---------------------------------------
                                  (Registrant)


                     By:       PATRICIA A. RADO
                     ---------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: August 8, 2001