Form 10-Q
period 2001-09-30
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2001-11-02
CIK 81033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


             (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

             [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from ----  to  ----

Commission           Registrant, State of Incorporation,       I.R.S. Employer
File Number             Address, and Telephone Number         Identification No.
----------------   -----------------------------------------  ------------------
  001-00973         PUBLIC SERVICE ELECTRIC AND GAS COMPANY       22-1212800
                         (A New Jersey Corporation)
                               80 Park Plaza
                                P.O. Box 570
                       Newark, New Jersey 07101-0570
                                973-430-7000
                            http://www.pseg.com

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No

     As of October 31, 2001, Public Service Electric and Gas Company and had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                               1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

Item 3.  Qualitative and Quantitative Disclosures About Market Risk         18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   20

Signature                                                                   21

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                       For the Quarter Ended            For the Nine Months Ended
                                                                           September 30,                      September 30,
                                                                    -----------------------------    -------------------------------
                                                                       2001             2000            2001               2000
                                                                    -----------     -------------    ------------     --------------
OPERATING REVENUES
   Electric Transmission and Distribution                           $      446      $       410      $     1,164      $       1,145
   Power Supply                                                            677              454            1,788                613
   Gas Distribution                                                        272              280            1,706              1,346
   Generation                                                               --              104               --              1,098
   Trading                                                                  --              218               --              1,521
                                                                    -----------     -------------    ------------     --------------
       Total Operating Revenues                                          1,395            1,466            4,658              5,723
                                                                    -----------     -------------    ------------     --------------
OPERATING EXPENSES
   Power Supply Costs                                                      677              454            1,788                613
   Gas Costs                                                               177              202            1,207                881
   Generation Costs                                                         --               66               --                331
   Trading Costs                                                            --              211               --              1,472
   Operation and Maintenance                                               241              224              733                976
   Depreciation and Amortization                                           113               60              272                230
   Taxes Other than Income Taxes                                            27               35              101                123
                                                                    -----------     -------------    ------------     --------------
       Total Operating Expenses                                          1,235            1,252            4,101              4,626
                                                                    -----------     -------------    ------------     --------------
OPERATING INCOME                                                           160              214              557              1,097
Other Income and Deductions                                                  6                5               18                 17
Interest Expense - Net                                                    (108)             (52)            (261)              (246)
Preferred Securities Dividend Requirements of Subsidiaries                  (4)             (11)             (22)               (34)
                                                                    -----------     -------------    ------------     --------------
INCOME BEFORE INCOME TAXES                                                  54              156              292                834
Income Taxes                                                                11              (57)             (84)              (333)
                                                                    -----------     -------------    ------------     --------------
NET INCOME                                                                  65               99              208                501
Preferred Securities Dividend Requirements and Premium
   on Redemption                                                            --               (2)              (4)                (7)
                                                                    -----------     -------------    ------------     --------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
   ENTERPRISE GROUP INCORPORATED                                    $       65      $        97      $       204      $         494
                                                                    ===========     =============    ============     ==============

See Notes to Consolidated Financial Statements.




                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                          September 30,         December 31,
                                                                               2001                 2000
                                                                         -----------------     ----------------
CURRENT ASSETS
   Cash and Cash Equivalents                                             $            304      $           39
   Restricted Cash                                                                      6                  --
   Accounts Receivable
     Customer Accounts Receivable                                                     554                 614
     Other Accounts Receivable                                                         54                  71
     Allowance for Doubtful Accounts                                                  (46)                (39)
   Unbilled Revenues                                                                  182                 357
   Fuel                                                                               450                 372
   Materials and Supplies                                                              58                  48
   Prepayments                                                                        139                   5
   Energy Contracts                                                                     1                  --
   Other                                                                               23                  24
                                                                         -----------------     ----------------
     Total Current Assets                                                           1,725               1,491
                                                                         -----------------     ----------------

PROPERTY, PLANT AND EQUIPMENT
   Transmission and Distribution                                                    8,673               8,479
   Other                                                                              418                 420
                                                                         -----------------     ----------------
     Total                                                                          9,091               8,899
   Accumulated Depreciation and Amortization                                       (3,296)             (3,139)
                                                                         -----------------     ----------------
     Net Property, Plant and Equipment                                              5,795               5,760
                                                                         -----------------     ----------------

NONCURRENT ASSETS
   Regulatory Assets                                                                5,375               4,995
   Note Receivable - Affiliated Company                                                --               2,786
   Long-Term Investments                                                              118                 109
   Other Special Funds                                                                 98                  70
   Other                                                                               71                  56
                                                                         -----------------     ----------------
     Total Noncurrent Assets                                                        5,662               8,016
                                                                         -----------------     ----------------
TOTAL ASSETS                                                             $         13,182      $       15,267
                                                                         =================     ================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                             (Unaudited)
                                                                            September 30,         December 31,
                                                                                2001                  2000
                                                                          ------------------    -----------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                     $             760     $           100
   Commercial Paper and Loans                                                            --               1,543
   Accounts Payable                                                                     322                 440
   Accounts Payable-Affiliated Companies                                                233                 308
   Energy Contracts                                                                     197                  --
   Other                                                                                270                 253
                                                                          ------------------    -----------------
     Total Current Liabilities                                                        1,782               2,644
                                                                          ------------------    -----------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                      2,678               2,701
   Regulatory Liabilities                                                               355                 470
   OPEB Costs                                                                           460                 441
   Other                                                                                193                 223
                                                                          ------------------    -----------------
     Total Noncurrent Liabilities                                                     3,686               3,835
                                                                          ------------------    -----------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                   --                  --
                                                                          ------------------    -----------------

CAPITALIZATION
   LONG-TERM DEBT                                                                     5,135               3,590
                                                                          ------------------    -----------------

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                        80                  95
     Preferred Stock With Mandatory Redemption                                           --                  75
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures                                                                       155                 513
                                                                          ------------------    -----------------
       Total Preferred Securities                                                       235                 683
                                                                          ------------------    -----------------

   COMMON STOCKHOLDER'S EQUITY
     Common Stock, issued and outstanding: 132,450,344 shares                           892               2,563
     Contributed Capital                                                                 --                 594
     Basis Adjustment                                                                   986                 986
     Retained Earnings                                                                  467                 375
     Accumulated Other Comprehensive Loss                                                (1)                 (3)
                                                                          ------------------    -----------------
       Total Common Stockholder's Equity                                              2,344               4,515
                                                                          ------------------    -----------------
         Total Capitalization                                                         7,714               8,788
                                                                          ------------------    -----------------
TOTAL LIABILITIES AND CAPITALIZATION                                      $          13,182     $        15,267
                                                                          ==================    =================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                        --------------------------------------
                                                                             2001                 2000
                                                                        ----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $          208      $            501
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                   272                   230
   Amortization of Nuclear Fuel                                                     --                    36
   (Deferral) Recovery of Gas Costs-- net                                         (145)                   24
   Provision for Deferred Income Taxes and ITC-- net                               (23)                   (9)
   Net Changes in Certain Current Assets and Liabilities:
     Restricted Cash                                                                (6)                   --
     Accounts Receivable and Unbilled Revenues                                     259                    56
     Fuel, Materials, and Supplies                                                 (88)                  (36)
     Prepayments                                                                  (134)                  (62)
     Accounts Payable                                                             (193)                  (14)
     Other Current Assets and Liabilities                                           45                    16
   Other                                                                           (70)                   61
                                                                        ----------------    ------------------
     Net Cash Provided By Operating Activities                                     125                   803
                                                                        ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding
     Capitalized Interest and AFDC                                                (269)                 (280)
   Other                                                                            (9)                   (2)
                                                                        ----------------    ------------------
     Net Cash Used in Investing Activities                                        (278)                 (282)
                                                                        ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                (1,543)                  120
   Issuance of Long-Term Debt                                                    2,525                   290
   Deferred Issuance Costs                                                        (201)                   --
   Redemption/Purchase of Long-Term Debt                                          (320)                 (621)
   Collection of Note Receivable - Affiliated Company                            2,786                    --
   Redemption of Preferred Securities                                             (448)                   --
   Return of Capital                                                            (2,265)                   --
   Cash Dividends Paid on Common Stock                                            (112)                 (450)
   Other                                                                            (4)                   (7)
                                                                        ----------------    ------------------
     Net Cash Provided By (Used In) Financing Activities                           418                  (668)
                                                                        ----------------    ------------------
Net Change in Cash and Cash Equivalents                                            265                  (147)
Cash and Cash Equivalents at Beginning of Period                                    39                   173
                                                                        ----------------    ------------------
Cash and Cash Equivalents at End of Period                              $          304      $             26
                                                                        ================    ==================

Income Taxes Paid                                                       $          253      $            509
Interest Paid                                                           $          296      $            303


See Notes to Consolidated Financial Statements.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Public Service Electric and Gas Company, (PSE&G), a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG), is an operating public utility providing electric and gas service in certain areas within the State of New Jersey. Following the transfer of its generation-related assets to PSEG Power LLC (Power) in August 2000, PSE&G continues to maintain its electric transmission and electric and gas distribution businesses.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in PSE&G's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and should be read in conjunction with those Notes.

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

Power Supply Revenues and Costs

     Power Supply revenues in 2001 represent the basic generation service (BGS) and Market Transition Charge (MTC) tariff rates charged by PSE&G to its customers who do not choose another supplier and Non-Utility Generation Transition Charge (NTC) rates charged by PSE&G to its customers to recover the above market costs related to energy purchased by PSE&G under various
Non-Utility Generation (NUG) Contracts. Power Supply revenues in 2001 also include sales to Power of energy purchased under the NUG Contracts. These sales are made to Power at the Locational Marginal Price (LMP) in the Pennsylvania-New Jersey Maryland (PJM) Market. For periods prior to the transfer of the generation business to Power in August 2000, Power Supply revenues include the sales of energy purchased under the NUG contracts at LMP. Any difference between the amounts PSE&G pays under the NUG Contracts and the amount it recovers through the NTC and sales at LMP are deferred as a regulatory asset or liability. The BGS and MTC revenues are offset by a corresponding expense in Power Supply Costs for the amount paid to Power under PSE&G's contract with Power pursuant to which Power delivers energy and capacity to PSE&G under its full requirements contract (BGS Contract). The costs for energy purchased under the NUG contracts is also included in Power Supply Costs.

Note 2.  Accounting Matters

     In July 2000, the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19), provided guidance on the issue of whether a company should report revenue based on the gross amount billed to the customer or the net amount retained. The guidance states that this determination requires significant judgment, which depends on the relevant facts and circumstances. For the first nine months of 2001, based on PSEG's analysis and interpretation of EITF 99-19, Power, the successor to PSE&G's generation business, reported all the revenues and Energy Costs on a gross basis for the physical bilateral energy sales and purchases and capacity sales and purchases. PSEG continues to report swaps, futures, option premiums, firm transmission rights, transmission congestion credits, and purchases and sales of emission credits on a net basis. The prior year financial statements for PSE&G, which include results of the generation and trading operations, have been reclassified accordingly.

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS 133), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. PSE&G and its subsidiaries adopted SFAS 133 effective January 1, 2001. There was no transition adjustment relating to the adoption of SFAS 133 (see Note 6. Financial Instruments and Risk Management).

     The Financial Accounting Standards Board (FASB) Derivative Implementation Group (DIG) issued guidance, effective January 1, 2002, regarding the normal purchases and normal sales exception for option-type contracts and forward contracts in electricity. In addition, the DIG issued amended guidance, effective April 1, 2002, regarding the normal purchases and normal sales exception to contracts that combine a forward contract and a purchased option contract. PSE&G is currently evaluating this guidance in light of its potential impacts and cannot predict the impact on its financial position or results of operations; however, such impact could be material. PSE&G has evaluated additional guidance issued by the DIG which was effective July 1, 2001 which had no material effect on PSE&G's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations"  (SFAS
141). SFAS 141 was effective July 1, 2001 and requires that all business combinations subsequent to that date be accounted for under the purchase method. Upon implementation of this standard, there was no impact on its financial position or results of operations and PSE&G does not believe it will have a substantial effect on its growth strategy.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and will be subject to an annual review for impairment and an interim review when events or circumstances occur. SFAS 142 is effective for all fiscal years beginning after December 15, 2001. PSE&G does not have any goodwill on its balance sheets. Therefore, there will be no effect on PSE&G's financial position or results of operations as a result of adopting this standard.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Upon adoption of SFAS 143, the fair value of a liability for an asset retirement obligation is required to be recorded. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. PSE&G is currently evaluating the effect of this guidance and cannot predict the impact on its financial position or results of operations; however, such impact could be material.

     In August 2001, FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144 long-lived assets to be disposed of should be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The statement also broadens the reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001. PSE&G is currently evaluating this guidance and does not believe that it will have a material impact on its financial position or results of operations.

Note 3.  Regulatory Issues

New Jersey Energy Master Plan Proceedings and Related Orders

     In August 1999, following the enactment of the New Jersey Electric Discount and Energy Competition Act, the New Jersey Board of Public Utilities (BPU) rendered a Final Order relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings (Final Order) providing, among other things, for the transfer to Power of all of PSE&G's electric generation facilities, plant and equipment for $2.443 billion and all other related property, including materials, supplies and fuel at the net book value thereof, together with associated rights and liabilities. PSE&G transferred its electric generating business to Power in August 2000 in exchange for a $2.786 billion promissory note, which was repaid by Power on January 31, 2001.

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

     In October and November 1999, appeals were filed by New Jersey Business User's Coalition, the New Jersey Ratepayer Advocate (RPA), and Co-Steel Raritan (Co-Steel), an individual PSE&G customer, (the appellants) challenging the validity of the Finance Order as well as the Final Order. In April 2000, the Appellate Division of the New Jersey Superior Court unanimously rejected the arguments made by the appellants and affirmed the Final Order and Finance Order. In May 2000, the appellants requested the New Jersey Supreme Court to review certain aspects of the Appellate Division decision. In July 2000, the New Jersey Supreme Court granted the requests. In December 2000, by a vote of 4 to 1, the New Jersey Supreme Court issued its order affirming the judgment of the Appellate Division. The New Jersey Supreme Court's written opinion was issued on May 18, 2001.

     On March 6, 2001, Co-Steel filed a Petition of Writ of Certiorari with the United States Supreme Court seeking limited review of the New Jersey Supreme Court decision. In October 2001, the Supreme Court denied Co-Steel's petition.

     On January 31, 2001, $2.525 billion of transition bonds (non-recourse asset based securities) were issued by Transition Funding, in eight classes with maturities ranging from 1 year to 15 years. Also on January 31, 2001, PSE&G received payment from Power on its $2.786 billion promissory note. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, retire a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity, loan funds to PSEG and make various short-term investments.

Note 4.  Regulatory Assets and Liabilities

     At the dates shown, PSE&G had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:


                                                                         September 30, 2001         December 31, 2000
                                                                       ------------------------   ------------------------
                                                                                     (Millions of Dollars)
Regulatory Assets:
   Stranded Costs to be Recovered.............................                        $4,158                     $4,093
   SFAS 109 Income Taxes......................................                           307                        285
   OPEB Costs.................................................                           217                        232
   Societal Benefits Charges (SBC)............................                            15                         74
   Underrecovered Gas Costs...................................                           121                         --
   Environmental Costs........................................                            74                         74
   Unamortized Loss on Reacquired Debt and Debt Expense.......                            97                        104
   Non-Utility Generation Transition Charge (NTC).............                             7                          7
   Other......................................................                           379                        126
                                                                       ------------------------   ------------------------
       Total Regulatory Assets................................                        $5,375                     $4,995
                                                                       ========================   ========================

Regulatory Liabilities:
   Excess Depreciation Reserve................................                          $350                       $444
   Overrecovered Gas Costs....................................                           --                          26
   Other......................................................                             5                         --
                                                                       ------------------------   ------------------------
       Total Regulatory Liabilities...........................                          $355                       $470
                                                                       ========================   ========================

Note 5.  Commitments and Contingent Liabilities

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of environmental investigations and remediations, where necessary, particularly at sites situated on surface water bodies. PSE&G and predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. While the financial impact of these regulations on these projects is not currently estimable, PSE&G does not anticipate that compliance with these regulations will have a material adverse effect on its financial position, results of operations or net cash flows.

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

     Net of recoveries, costs incurred through September 30, 2001 for the Remediation Program amounted to approximately $158.5 million. In addition, at September 30, 2001, PSE&G's estimated liability for remediation costs through 2003 aggregated $74.0 million. Expenditures beyond 2003 cannot reasonably be estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including PSE&G, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." PSE&G and certain of its predecessors operated industrial facilities at properties within the Passaic River "facility," which include one operating electric generating station and one former generating station. PSE&G cannot predict what action, if any, the EPA or any third party may take against it with respect to these matters, or in such event, what costs it may incur to address any such claims. However, such costs may be material.

Note 6.  Financial Instruments and Risk Management

Commodity-Related Instruments

     PSE&G enters into swaps, options and futures for its gas distribution business to reduce exposure to price fluctuations from factors such as weather, changes in demand and changes in supply. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. PSE&G has entered into 349 MMBTU of gas futures, swaps and options to hedge forecasted requirements. As of September 30, 2001, the fair value of those instruments was $(196) million with a maximum term of approximately one year. PSE&G utilizes derivatives to hedge its gas purchasing activities which, when realized, are recoverable through its Levelized Gas Adjustment Clause
(LGAC). Accordingly, the offset to the change in fair value of these derivatives is specified as a regulatory asset or liability.

Interest Rates

     PSE&G is subject to the risk of fluctuating interest rates in the normal course of business. PSE&G's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30, 2001, a hypothetical 10% change in market interest rates would result in a $5 million change in annual interest costs related to short-term and floating rate debt at PSE&G.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is approximately $497 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(32) million as of September 30, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheet. This amount will vary over time as a result of changes in market conditions.

Note 7.  Income Taxes

         PSE&G's effective income tax rate is as follows:

                                                                    Quarter Ended              Nine Months Ended
                                                                    September 30,                September 30,
                                                               -------------------------    -------------------------
                                                                 2001          2000          2001           2000
                                                               ----------    -----------    ---------     -----------
Federal tax provision at statutory rate...................        35.0%         35.0%          35.0%         35.0%
New Jersey Corporate Business Tax, net of Federal benefit          5.9%          5.9%           5.9%          5.9%
Plant Related Adjustments.................................       (57.4)%         0.6%         (10.6)%          --
Other-- net...............................................        (3.9)%        (5.0)%         (1.5)%        (1.0)%
                                                               ----------    -----------    ---------     -----------
Effective Income Tax Rate.................................       (20.4)%        36.5%         28.8%           39.9%
                                                               ==========    ===========    =========     ===========

     The decrease in the effective tax rate, for the quarter and nine months ended September 30, 2001, as compared to the same periods for 2000, is primarily due to adjustments as a result of closing the 1994-96 IRS audit and upon filing our actual tax returns for the year 2000.

Note 8.  Financial Information by Business Segments

     Information related to the segments of PSE&G's business is detailed below. Following the transfer of its generation-related assets to Power in August 2000, PSE&G continues to maintain its electric and gas transmission and distribution (T&D) business as its only remaining reportable segment.


     ---------------------------------------------------------------------------------------------------------------

                                                                                                     Consolidated
                                                           Generation       Trading       T & D         Total
                                                          ---------------  -----------  ----------- ----------------
                                                                           (Millions of Dollars)
       For the Quarter Ended September 30, 2001:
       Total Operating Revenues........................              $--         $--       $1,395           $1,395
       Segment Operating Income........................              $--         $--         $160             $160
       Segment Earnings Available to PSEG..............              $--         $--          $65              $65
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------

       For the Quarter Ended September 30, 2000:
       Total Operating Revenues........................             $104        $218       $1,144           $1,466
       Segment Operating Income........................              $38          $7         $169             $214
       Segment Earnings Available to PSEG..............              $26          $4          $67              $97
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------

       For the Nine Months Ended September 30, 2001:
       Total Operating Revenues........................              $--         $--       $4,658           $4,658
       Segment Operating Income........................              $--         $--         $557             $557
       Segment Earnings Available to PSEG..............              $--         $--         $204             $204
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------

       For the Nine Months Ended September 30, 2000:
       Total Operating Revenues........................           $1,098      $1,521       $3,104           $5,723
       Segment Operating Income........................             $366         $49         $682           $1,097
       Segment Earnings Available to PSEG..............             $199         $29         $266             $494
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------

       As of September 30, 2001:
       Total Assets....................................              $--         $--      $13,182          $13,182
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------

       As of December 31, 2000:
       Total Assets....................................              $--         $--      $15,267          $15,267
                                                          ===============  ===========  =========== ================

     ---------------------------------------------------------------------------------------------------------------


Note 9.  Comprehensive Income


     Comprehensive Income, Net of Tax:


                                                                    Comprehensive Income
                                          --------------------------------------------------------------------------
                                                   Quarter Ended                         Nine Months Ended
                                                   September 30,                           September 30,
                                          ----------------------------------      ----------------------------------
                                                2001                2000                2001               2000
                                          ---------------     --------------      ---------------    ---------------

Net Income.............................         $65                $99                 $208               $501
Other Comprehensive Income....                   --                 --                    2                 --
                                           ---------------     --------------      ---------------    ---------------
Comprehensive Income............                $65                $99                 $210               $501
                                          ===============     ==============      ===============    ===============

Note 10.  Related Party Transactions

     In August 2000, PSE&G transferred its electric generating assets to Power in exchange for a $2.786 billion Promissory Note. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented PSE&G's weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, PSE&G recorded interest income of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001.

     In addition, on January 31, 2001, PSE&G loaned $1.084 billion to PSEG at 14.23% per annum and recorded interest income of approximately $33 million relating to the loan in 2001. PSEG repaid the loan to PSE&G on April 16, 2001. PSE&G also returned $2.265 billion of capital to PSEG on January 31, 2001 utilizing proceeds from the $2.525 billion securitization transaction and the generation asset transfer, as required by the Final Order, as part of its recapitalization. (See Note 3 "Regulatory Issues").

     Effective with the transfer of the electric generation business, Power charges PSE&G for MTC and the energy and capacity provided to meet PSE&G's BGS requirements. For the quarter and nine months ended September 30, 2001, PSE&G was charged by Power approximately $568 million and $1.5 billion for MTC and BGS. As of September 30, 2001, PSE&G's payable to Power relating to these costs was approximately $159 million. For the quarter and nine months ended September 30, 2001, PSE&G sold energy and capacity to Power at the market price of approximately $55 million and $135 million, respectively, which PSE&G purchased under various Non-Utility Generation (NUG) contracts at costs above market prices. As of September 30, 2001, PSE&G's receivable related to these purchases was approximately $10 million. PSE&G, as a result of the Final Order, has established an NTC to recover the above market costs related to these NUG contracts. The difference between PSE&G's cost and their recovery of costs through the NTC and sales to Power, which are at the locational marginal price
(LMP) set by the PJM Interconnection LLC Independent System Operator for energy and at wholesale market prices for capacity, is deferred as a regulatory asset.

     PSEG Services Corporation provides and bills administrative services to PSE&G on a monthly basis. PSE&G's costs related to such service amounted to approximately $81 million and $282 million for the quarter and nine months ended September 30, 2001, respectively. As of September 30, 2001, PSE&G's payable related to these costs was approximately $21 million.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Following are the significant changes in or additions to information reported in the PSE&G's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 affecting the consolidated financial condition and the results of operations of PSE&G. This discussion refers to the Statements and related Notes of PSE&G and should be read in conjunction with such Statements and Notes.

Results of Operations

     PSE&G's Net Income decreased $34 million or 34% and $293 million or 58% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decreases were primarily due to the transfer of the generation business to Power in August 2000. In addition, Depreciation and Amortization increased in 2001 due to amortization of the regulatory asset recorded for PSE&G's stranded costs. Also contributing to the decrease for the quarter ended September 30, 2001 as compared to the same period in 2000 was lower interest earned from Power for the intercompany loan relating to the generation business transfer which was repaid to PSE&G in January 2001.

Operating Revenues

     Electric Transmission and Distribution

     Transmission and Distribution revenues increased $36 million or 9% and $19 million or 2% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively. These increases were primarily due to warmer weather conditions in the third quarter of 2001 as compared to the third quarter of 2000.

     Power Supply

     Power Supply revenues were $677 million and $1.8 billion for the quarter and nine months ended September 30, 2001 as compared to $454 million and $613 million for the comparable periods in 2000, respectively. These increases were primarily due to the generation asset transfer to Power in August 2000. These revenues represent the BGS and MTC tariff rates charged by PSE&G to its customers who did not choose another supplier and NTC rates charged by PSE&G to its customers to recover the above market costs related to energy purchased by PSE&G under various NUG Contracts. Power Supply revenues in 2001 also include sales to Power of energy purchased under the NUG contracts. These sales are made to Power at the LMP in the PJM Market. For periods prior to the transfer of the generation business to Power in August 2000, Power Supply revenues include the sales of energy purchased under the NUG Contracts at LMP. Any difference between the amounts PSE&G pays under the NUG Contracts and the amount it recovers through the NTC and sales at LMP are deferred as a regulatory asset or liability. The BGS and MTC revenues are offset by a corresponding expense in Power Supply Costs for the amount paid to Power under the BGS Contract.

     The MTC tariff rate decreased 2% in February 2001 effective with the implementation of securitization in accordance with the BPU's Final Order. Effective August 1, 2001, PSE&G implemented an additional 2% rate reduction as required by the Final Order, bringing the total rate decrease to 9% since August 1, 1999. These rate reductions amounted to approximately $37 million and $65 million for the quarter and the nine months ended September 30, 2001 and were funded through the MTC component of rates, which, along with BGS revenues, is passed along to Power through Power Supply Costs. An additional 4.9% rate reduction, effective August 1, 2002, will further reduce revenues and costs.

     Gas Distribution

     Gas Distribution revenues decreased $8 million or 3% for the quarter ended September 30, 2001 from the comparable period in 2000 primarily due to a decrease in revenues from interruptible customers. Interruptible customers rates vary monthly. These rates are based on oil market prices, and PSE&G does not retain margins from these customers. This decrease was partially offset by higher residential revenues due to BPU approved rate increases earlier this year.

     Gas Distribution revenues increased $360 million or 27% for the nine months ended September 30, 2001 from the comparable periods in 2000 primarily due to higher gas rates. Customer rates in all classes of business have increased in 2001 to recover a portion of the higher natural gas costs. The commercial and industrial classes fuel recovery rates vary monthly according to the market price of gas. The BPU also approved increases in the fuel component of the residential class rates of 16% in November 2000 and 2% for each month from December 2000 through July 2001. These increased revenues were offset by higher gas distribution costs discussed below.

     PSE&G has filed petitions with the BPU for authority to revise its gas property depreciation rates and is requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). If approved, the requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G cannot predict the outcome of these matters.

     Generation

     Following the transfer of PSE&G's generation business to Power in August 2000, PSE&G no longer records Generation revenues.

     Trading

     Together with the transfer of PSE&G's generation business to Power, PSE&G transferred its trading operations to Power in August 2000 and therefore no longer has Trading revenues.

Operating Expenses

     Power Supply Costs

     Power Supply Costs were $677 million and $1.8 billion for the quarter and the nine months ended September 30, 2001 as compared to $454 million and $613 million for the comparable periods in 2000, respectively. For 2001 and 2000, following the transfer of the generation business to Power, these costs represent the amount paid to Power under PSE&G's contract with Power pursuant to which Power delivers energy and capacity to PSE&G under its BGS Contract. These amounts also include purchases of energy under various NUG contracts. Prior to August 2000, the Power Supply costs represented only purchases of energy under various NUG contracts as PSE&G operated its own generation business. The BGS and MTC costs paid to Power reflect the rate reductions discussed above.

     Gas Costs

     Gas Costs decreased $25 million or 12% for the quarter ended September 30, 2001 from the comparable period in 2000 primarily due to lower natural gas costs in the third quarter 2001 as compared to the same period in 2000.

     Gas Costs increased $326 million or 37% for the nine months ended September 30, 2001 from the comparable period in 2000 primarily due to higher natural gas costs. Due to the Levelized Gas Adjustment Clause, gas costs are increased or decreased to offset a corresponding increase or decrease in fuel revenues with no impact on income.

     Generation Costs

     Following the transfer of PSE&G's generation business to Power in August 2000, PSE&G no longer records Generation Costs.

     Trading Costs

     Together with the transfer of PSE&G's generation business to Power, PSE&G transferred its trading operations to Power in August 2000 and therefore no longer has Trading Costs.

     Operations and Maintenance

     Operations and Maintenance expense increased $17 million or 8% for the quarter ended September 30, 2001 from the comparable period in 2000, primarily due to a greater proportion of expenditures used for operations and maintenance rather than capital project work in the third quarter of 2001 compared to the comparable 2000 period combined with higher fringe benefits. These increases were partially offset by the elimination of Operations and Maintenance expenses resulting from the transfer of the generation business to Power in August 2000.

     Operations and Maintenance expense decreased $243 million or 25% for the nine months ended September 30, 2001 from the comparable period in 2000, primarily due to the elimination of $328 million in Operations and Maintenance expenses resulting from the transfer of the generation business to Power in August 2000. The decrease was partially offset as a result of a greater proportion of expenditures used for operations and maintenance rather than capital project work in 2001 than in 2000.

Depreciation and Amortization

     Depreciation and Amortization expense increased $53 million or 88% and $42 million or 18% for the quarter and the nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The increases for the quarter and nine months ended September 30, 2001 were primarily due to $61 million and $126 million, respectively, of amortization of the regulatory asset recorded for PSE&G's stranded costs, which commenced with the issuance of the transition bonds. These increases were partially offset by the elimination of $9 million and $77 million of Depreciation and Amortization expenses for the quarter and nine months ended September 30, 2001, respectively, resulting from the transfer of the generation business to Power in August 2000.

Interest Expense

     Net Interest Expense increased $56 million or 108% for the quarter ended September 30, 2001 from the comparable period in 2000, primarily due to interest of approximately $43 million on the bonds issued by Transition Funding on January 31, 2001, discussed below, combined with $44 million lower interest earned in 2001, as compared to 2000, from Power and PSEG for the intercompany loans relating to the generation business transfer which were repaid to PSE&G in April 2001, which reduced interest expense in 2000. The increase was partially offset by $31 million in lower interest resulting from reduced short-term debt.

     Net Interest Expense increased $15 million or 6% for the nine months ended September 30, 2001 from the comparable period in 2000, primarily due to interest of approximately $114 million on the bonds issued by Transition Funding on January 31, 2001. The increase was partially offset by approximately $22 million of higher interest earned from Power and PSEG for the intercompany loans and $70 million in lower interest resulting from reduced short-term debt.

Preferred Securities Dividends

     Preferred Securities Dividends decreased $7 million or 64% and $12 million or 35% for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, primarily due to the redemption of preferred securities in March 2001 and June 2001.

Income Taxes

     Income taxes decreased $68 million or 119% and $249 million or 75% for the quarter and nine months ended September 30, 2001 as compared to the same period in 2000. These decreases were primarily due to lower pre-tax operating income due to the transfer of the generation business to Power in August of 2000. In addition, taxes decreased due to adjustments as a result of closing the 1994-96 IRS audit and upon filing our actual tax return for the year 2000.

Liquidity and Capital Resources

     On January 31, 2001, $2.525 billion of transition bonds were issued by Transition Funding, a bankruptcy-remote, wholly-owned subsidiary. PSE&G also received payment from Power on its $2.786 billion Promissory Note used to finance the transfer of PSE&G's generation business to Power in August 2000. The proceeds from these transactions were used to pay for certain debt issuance and related costs for securitization, redeem a portion of PSE&G's outstanding short-term debt, reduce PSE&G common equity by $2.265 billion, loan funds to PSEG of $1.084 billion and make various short-term investments. PSEG repaid the loan to PSE&G on April 16, 2001. These funds are expected to be used for further debt and/or equity reductions in 2001 including payment of maturing and certain redeemable securities. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may affect PSE&G's financial condition, results of operations and net cash flows.

     Cash generated from PSE&G's transmission and distribution business is expected to provide the majority of the funds for its business needs. Since 1986, PSE&G has made regular cash payments to PSEG in the form of dividends on outstanding shares of PSE&G's common stock. PSE&G paid common stock dividends of $112 million and $450 million to PSEG for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

     Construction expenditures are related to improvements in PSE&G's transmission and distribution system, gas system and common facilities. For the nine month periods ended September 30, 2001 and 2000, respectively, PSE&G had net plant additions of $269 million and $280 million, excluding Allowance for Funds Used During Construction (AFDC).

External Financings

     Under its Mortgage, PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1. At September 30, 2001, PSE&G's Mortgage coverage ratio was 3:1. As of September 30, 2001, the Mortgage would permit up to $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. In addition to the refinancing of existing long-term debt authorized by the BPU in the Final Order, PSE&G will need to obtain BPU authorization to issue any incremental debt financing necessary for its capital program. The BPU has authorized PSE&G to issue up to $1 billion of long-term debt on the basis of previously matured, redeemed or purchased debt through December 31, 2001, of which $590 million has been issued.

     As discussed previously, on January 31, 2001, transition bonds in the amount of $2.525 billion were issued by Transition Funding in eight classes with maturities ranging from 1 year to 15 years.

     In March 2001, PSE&G reduced the maximum size of its commercial paper program from $1.5 billion to $900 million. To provide back up liquidity for this program, PSE&G maintains $900 million in revolving credit facilities, each of which expire in June 2002. As of September 30, 2001, there were no borrowings outstanding under these facilities. In addition, PSE&G has an uncommitted line of credit with a bank. As of September 30, 2001, PSE&G had no short-term debt outstanding, and no borrowings against its uncommitted line of credit.

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

     On November 1, 2001, $100 million of Mortgage Bonds, Series FF matured.

Regulatory Matters

     Capital resources and investment requirements may be affected by the outcome of the proceedings being conducted by the BPU pursuant to its Energy Master Plan and the New Jersey Electric Discount and Energy Competition Act (Energy Competition Act) and the requirements of the 1992 Focused Audit conducted by the BPU, of the impact of PSEG's non-utility businesses, owned by PSEG Energy Holdings Inc. (Energy Holdings), on PSE&G. As a result of the Focused Audit, the BPU approved a plan which, among other things, provides that:

(1) PSEG will not permit Energy Holdings' investments to exceed 20% of PSEG's consolidated assets without prior notice to the BPU;

(2) PSEG will (a) limit debt supported by the minimum net worth maintenance agreement between PSEG and PSEG Capital to $650 million and (b) make a good-faith effort to eliminate such support over a six to ten year period from May 1993; and

(3) Energy Holdings will pay PSE&G an affiliation fee of up to $2 million a year.

     In its Final Order requiring PSE&G to transfer its generation assets to Power, the BPU noted that, due to significant changes in the industry and, in particular, PSEG's corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. PSE&G must make a filing in the first quarter of 2002 to address the provisions of the Focused Audit in light of the Final Order. PSE&G believes that the BPU Order issued in 1986 with respect to the formation of PSEG (Holding Company Order), the Final Order and Energy Competition Act provide the appropriate regulatory framework in the restructured electric and gas markets, and that the provisions of the Focused Audit, if applicable, will not adversely affect its financial condition, results of operations or net cash flows. Regulatory oversight by the BPU to assure that there is no harm to utility ratepayers from non-utility investments is expected to continue under the Holding Company Order. At September 30, 2001, Energy Holdings' assets were approximately 28% of PSEG's consolidated assets and PSE&G Capital debt amounted to $615 million.

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

Business Environment

     PSE&G is currently evaluating the economic consequences of the September 11, 2001 terrorist attacks on the United States and subsequent developments, particularly their impact on accelerating the continued economic slowdown in the United States and worldwide. The consequences of a prolonged recession and market conditions may include the continued uncertainty of energy prices and the capital and commodity markets. PSE&G cannot predict the impact of continued economic slowdown, including any impacts on customers collections and lower energy prices. However, such impact could have a material adverse effect on its financial condition, results of operations and net cash flows.

Accounting Matters

     For a discussion of EITF 99-19, SFAS 133 and related DIG issues, SFAS 141, SFAS 142, SFAS 143 and SFAS 144, see Note 2. Accounting Matters, and Note 6. Financial Instruments and Risk Management of Notes.

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

     In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: deregulation and the unbundling of energy supplies and services and the establishment of a competitive energy marketplace for products and services; sales retention and growth potential in a mature PSE&G service territory; ability to obtain adequate and timely rate relief, cost recovery, and other necessary regulatory approvals; Federal and state regulatory actions; regulatory oversight with respect to utility and non-utility affiliate relations and activities; operating restrictions, increased cost and construction delays attributable to environmental regulations; environmental concerns; and market risk and debt and equity market concerns associated with these issues; and acts of war or terrorism.

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

     PSE&G is exposed to credit losses in the event of non-performance or non-payment by counterparties. PSE&G also has a credit management process which is used to assess, monitor and mitigate counterparty exposure for PSE&G. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSE&G's financial condition, results of operations or net cash flows. For discussion of interest rates and commodity-related instruments see Note 6. Financial Instruments and Risk Management of Notes.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     Certain information reported under Item 3 of Part I of PSE&G's 2000 Annual Report on Form 10-K or Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 is updated below:

     Form 10-K, page 3 and June 30, 2001 Form 10-Q, page 18. See Page 19 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU regarding its auction proposal for BGS supply, Docket Nos. EX01050303.

     Form 10-K, page 12 and June 30, 2001 Form 10-Q, page 18. See Page 19 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU to transfer its gas contracts, Docket No. GR00080564.

     June 30, 2001 Form 10-Q, page 18. See Page 20 for information on proceedings before the BPU in the matter of the PSE&G's filings with the BPU for increased gas base rates and revised gas property depreciation rates, Docket Nos. GR01050328 and GR01050297.

                            ITEM 5. OTHER INFORMATION

     Certain information reported under PSE&G's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 is updated below. References are to the related pages on the Form 10-K and Forms 10-Q as printed and distributed.

     Electric Operation and Supply

     Form 10-K, page 3 and June 30, 2001 Form 10-Q, page 19. PSE&G has contracted with Power to provide the capacity and electricity necessary for the BGS obligation through July 31, 2002. On June 29, 2001 PSE&G and the other three BPU regulated New Jersey electric utility companies submitted a joint filing to the BPU setting forth an auction proposal for the provision of BGS supply beginning August 1, 2002. In addition, each company also filed specific contingency plans and accounting information.

     Gas Contract Transfer

     Form 10-K, page 12 and June 30, 2001 Form 10-Q, page 19. On March 16, 2001, the New Jersey Ratepayer Advocate (RPA) filed a motion to dismiss this case. The motion is pending before the Administrative Law Judge. A settlement meeting on a Stipulation of Settlement by PSE&G and several parties was conducted with the BPU staff on July 24, 2001. PSE&G submitted a settlement agreement. PSE&G agreed to modify its proposals and an oral agreement with the BPU staff has been reached. However, the RPA opposes PSE&G's proposal and presented their position to the BPU on October 31, 2001. The case has been returned to the BPU for a decision.

     FERC RTO Orders

     Form 10-K, page 14 and June 30, 2001 Form 10-Q, page 19. The Federal Energy Regulatory Commission (FERC), in a series of orders issued in July 2001 called for the creation of four large regional transmission organizations (RTOs) to facilitate competitive regional markets in the U.S. FERC rejected several smaller RTO proposals and directed transmission owners and independent system operators (ISOs) to combine into much larger RTOs, dramatically altering their proposed geographic size and configuration.

     In the Northeast region, FERC conditionally approved the PJM RTO proposal (subject to several modifications and compliance filings) and rejected the New York ISO and ISO-New England RTO proposals. FERC directed that the three existing ISOs for PJM, New York and New England, as well as the systems involved in PJM West, form a single Northeast RTO, based on the "PJM platform" and "best practices" of all three ISOs. FERC directed that the parties in the region engage in mediation (with FERC oversight) to prepare a proposal and timetable for the merger of the ISOs into a single RTO. At the end of the 45-day mediation period, the Administrative Law Judge assigned to the matter will submit a report to the Commission with an attached business plan for implementation of the single northeast RTO possibly as soon as the fourth quarter of 2003. Numerous details must still be negotiated.

     PSE&G believes that wholesale and retail customers, as well as lower-cost generation providers should benefit from having better access to a larger regional market. While the impact on PSE&G is uncertain because specific rules will not be known for some time, the elimination of seams issues and the creation of a single wholesale market in the Northeast is generally expected to have a positive impact on PSE&G. The goal of the mediation process is to develop a business plan and milestones for the creation and implementation of the single northeast RTO.

     Gas Base Rate Filings

     June 30, 2001 Form 10-Q, page 19. On May 4, 2001, PSE&G filed a petition with the BPU for authority to revise its gas property depreciation rates (Depreciation Case). In this filing, PSE&G requested authority to implement its proposed depreciation rates simultaneously for book purposes and ratemaking purposes when the BPU implements new tariffs designed to recover the additional annual revenues resulting from the gas base rate case discussed below. On May 25, 2001, PSE&G filed a petition with the BPU requesting an increase in gas base rates of $171 million for gas delivery service (Gas Base Rate Case). If approved, the requested increase would result in an overall gas revenue increase of 7.06% to reflect current costs. Present gas rates will remain in effect pending approval by the BPU. PSE&G believes that the current gas base rates, in effect since November 1991, do not reasonably reflect capital investments and other costs required to maintain the gas utility infrastructure. The BPU has consolidated the Depreciation Case and the Gas Base Rate Case. All hearings in the case were completed in October 2001.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number  Document
     --------------  --------
         12(A)       Computation of Ratios of Earnings to Fixed Charges

         12(B) Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities


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


Date: November 1, 2001