Form 10-Q
period 2002-03-31
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2002-05-15
CIK 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                       OR

             [    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from ____ to  ____


 Commission           Registrant, State of Incorporation,      I.R.S. Employer
 File Number             Address, and Telephone Number        Identification No.
--------------- -------------------------------------------  -------------------
  001-00973        PUBLIC SERVICE ELECTRIC AND GAS COMPANY        22-1212800
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

                                     Yes   X       No

As of April 30, 2002, Public Service Electric and Gas Company and had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1.  Financial Statements                                            1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk     15


PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings                                              19

Item 5.  Other Information                                              20

Item 6.  Exhibits and Reports on Form 8-K                               20

Signature                                                               21

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                          ITEM 1. FINANCIAL STATEMENTS

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)



                                                                         For the Quarters Ended
                                                                                March 31,
                                                                   ------------------------------------
                                                                        2002                2001
                                                                   ---------------    -----------------
OPERATING REVENUES
   Electric Transmission and Distribution                          $         844      $           870
   Gas Distribution                                                          815                1,082
                                                                   ---------------    -----------------
       Total Operating Revenues                                            1,659                1,952
                                                                   ---------------    -----------------
OPERATING EXPENSES
   Electric Energy Costs                                                     532                  553
   Gas Costs                                                                 527                  787
   Operation and Maintenance                                                 249                  250
   Depreciation and Amortization                                              98                   72
   Taxes Other Than Income Taxes                                              43                   43
                                                                   ---------------    -----------------
       Total Operating Expenses                                            1,449                1,705
                                                                   ---------------    -----------------
OPERATING INCOME                                                             210                  247
Other Income and Deductions                                                    4                   11
Interest Expense-- Net                                                      (101)                 (58)
Preferred Securities Dividend Requirements                                    (3)                 (11)
                                                                   ---------------    -----------------
INCOME BEFORE INCOME TAXES                                                   110                  189
Income Taxes                                                                 (42)                 (77)
                                                                   ---------------    -----------------
NET INCOME                                                                    68                  112
Preferred Securities Dividend Requirements and Premium on
Redemption                                                                    (1)                  (3)
                                                                   ---------------    -----------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
  ENTERPRISE GROUP INCORPORATED                                    $          67       $          109
                                                                   ===============    =================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)


                                                                            (Unaudited)
                                                                             March 31,          December 31,
                                                                               2002                 2001
                                                                          ----------------     ----------------
CURRENT ASSETS
   Cash and Cash Equivalents                                              $           94       $          102
   Accounts Receivable:
     Customer Accounts Receivable                                                    675                  556
     Other Accounts Receivable                                                        87                   67
     Allowance for Doubtful Accounts                                                 (37)                 (38)
   Unbilled Revenues                                                                 221                  291
   Natural Gas                                                                       167                  415
   Materials and Supplies                                                             54                   50
   Prepayments                                                                        34                   40
   Energy Contracts                                                                   30                   32
   Restricted Cash                                                                    13                   12
   Other                                                                              29                   22
                                                                          ----------------     ----------------
     Total Current Assets                                                          1,367                1,549
                                                                          ----------------     ----------------

PROPERTY, PLANT AND EQUIPMENT
   Electric                                                                        5,543                5,501
   Gas                                                                             3,311                3,284
   Other                                                                             385                  385
                                                                          ----------------     ----------------
     Total                                                                         9,239                9,170
   Accumulated Depreciation and Amortization                                      (3,402)              (3,329)
                                                                          ----------------     ----------------
     Net Property, Plant and Equipment                                             5,837                5,841
                                                                          ----------------     ----------------

NONCURRENT ASSETS
   Regulatory Assets                                                               5,116                5,247
   Long-Term Investments                                                             116                  112
   Other Special Funds                                                               182                  130
   Other                                                                              71                   84
                                                                          ----------------     ----------------
     Total Noncurrent Assets                                                       5,485                5,573
                                                                          ----------------     ----------------
TOTAL ASSETS                                                               $      12,689         $     12,963
                                                                          ================     ================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)


                                                                            (Unaudited)
                                                                             March 31,         December 31,
                                                                               2002                2001
                                                                          ----------------    ----------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year                                      $         823      $          668
   Accounts Payable                                                                  534                 642
   Energy Contracts                                                                   52                 169
   Accrued Taxes                                                                      97                  30
   Other                                                                             292                 277
                                                                          ----------------    ----------------
     Total Current Liabilities                                                     1,798               1,786
                                                                          ----------------    ----------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC                                                   2,551               2,551
   Regulatory Liabilities                                                            344                 373
   OPEB Costs                                                                        475                 466
   Other                                                                             204                 205
                                                                          ----------------    ----------------
     Total Noncurrent Liabilities                                                  3,574               3,595
                                                                          ----------------    ----------------

CAPITALIZATION

   LONG-TERM DEBT
     Long-Term Debt                                                                2,476               2,626
     Securitization Debt                                                           2,321               2,351
                                                                          ----------------    ----------------
       Total Long-Term Debt                                                        4,797               4,977

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption                                     80                  80
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures                                                                    155                 155
                                                                          ----------------    ----------------
       Total Preferred Securities                                                    235                 235
                                                                          ----------------    ----------------

   COMMON STOCKHOLDER'S EQUITY
     Common Stock, 150,000,000 shares authorized, 132,450,344                        892                 892
     shares issued and outstanding
     Basis Adjustment                                                                986                 986
     Retained Earnings                                                               409                 493
     Accumulated Other Comprehensive Loss                                             (2)                 (1)
                                                                          ----------------    ----------------
       Total Common Stockholder's Equity                                           2,285               2,370
                                                                          ----------------    ----------------
         Total Capitalization                                                      7,317               7,582
                                                                          ----------------    ----------------
TOTAL LIABILITIES AND CAPITALIZATION                                       $      12,689       $      12,963
                                                                          ================    ================

See Notes to Consolidated Financial Statements.



                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                               For the Quarters Ended
                                                                                     March 31,
                                                                        -------------------------------------
                                                                             2002                  2001
                                                                        --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $    68           $        112
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization                                                  98                     72
   Market Transition Charge (MTC) Overcollections                                  8                     16
   Deferral of Gas Costs-- net                                                   (86)                   (80)
   Provision for Deferred Income Taxes and ITC-- net                              (9)                    (4)
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenues                                   (70)                   (59)
     Inventory - Natural Gas and Materials and Supplies                          244                    160
     Accounts Payable                                                           (108)                  (191)
     Accrued Taxes                                                                67                     79
     Other Current Assets and Liabilities                                         13                     71
   Other                                                                          87                    (26)
                                                                        --------------      -----------------
     Net Cash Provided By Operating Activities                                   312                    150
                                                                        --------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment, excluding AFDC                    (80)                   (63)
   Contributions to Other Special Funds                                          (63)                    --
   Other                                                                          (1)                    (3)
                                                                        --------------      -----------------
     Net Cash Used in Investing Activities                                      (144)                   (66)
                                                                        --------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt                                                  --                 (1,386)
   Issuance of Long-Term Debt                                                     --                  2,525
   Deferred Issuance Costs                                                        --                   (200)
   Redemption/Purchase of Long-Term Debt                                         (24)                   (51)
   Collection of Note Receivable - Affiliated Company                             --                  2,786
   Issuance of Note Receivable -Affiliated Company                                --                 (1,084)
   Redemption of Preferred Securities                                             --                   (240)
   Return of Capital                                                              --                 (2,265)
   Cash Dividends Paid on Common Stock                                          (150)                  (112)
   Other                                                                          (2)                    (3)
                                                                        --------------      -----------------
     Net Cash Used in Financing Activities                                      (176)                   (30)
                                                                        --------------      -----------------
Net Change in Cash and Cash Equivalents                                           (8)                    54
Cash and Cash Equivalents at Beginning of Period                                 102                     39
                                                                        --------------      -----------------
Cash and Cash Equivalents at End of Period                              $         94        $            93
                                                                        ==============      =================

Income Taxes Paid                                                       $         81        $            --
Interest Paid                                                           $        112        $            84

See Notes to Consolidated Financial Statements.


================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

Organization

     Unless the context otherwise indicates, all references to "PSE&G," "we," "us" or "our" herein means Public Service Electric & Gas Company, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102 and its consolidated subsidiaries. We are a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG) and are an operating public utility providing electric transmission and electric and gas distribution service in certain areas within the State of New Jersey. PSEG owns all of our common stock.

Basis of Presentation

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in our 2001 Annual Report on Form 10-K and should be read in conjunction with those Notes.

     The unaudited financial information furnished reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. The year-end consolidated balance sheets were derived from the audited consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications of prior period data have been made to conform with the current presentation.

Note 2.  Accounting Matters

     On January 1, 2002, we adopted Statement of Financial  Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when required by events or circumstances. We currently do not have any goodwill or other intangible assets on our balance sheet. Therefore, there was no effect on our financial position or results of operations as a result of adopting this standard.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is created with an offsetting amount to an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of this guidance and cannot predict the impact on our financial position or results of operations. However, such impact could be material.

     On January 1, 2002, we also adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell, whether reported in continued operations or in discontinued operations.

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

     Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations. The adoption of this standard did not have any impact on our financial position or results of operations.

Note 3.  Regulatory Assets and Liabilities

     At March 31, 2002 and December 31, 2001, respectively, we deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                           --------------     -----------------
                                                                              March 31,          December 31,
                                                                                2002                 2001
                                                                           --------------     -----------------
                                                                                 (Millions of Dollars)
    Regulatory Assets
    Stranded Costs To Be Recovered..................................             $4,059                $4,105
    SFAS 109 Income Taxes...........................................                306                   302
    OPEB Costs......................................................                207                   212
    Societal Benefits Charges (SBC).................................                 --                     4
    Environmental Costs.............................................                 87                    87
    Unamortized Loss on Reacquired Debt and Debt Expense............                 90                    92
    Underrecovered Gas Costs........................................                166                   120
    Unrealized Losses on Gas Contracts..............................                 22                   137
    Other...........................................................                179                   188
                                                                           --------------     -----------------
          Total Regulatory Assets...................................             $5,116                $5,247
                                                                           ==============     =================

    Regulatory Liabilities
    Excess Depreciation Reserve.....................................               $282                  $319
    Non-Utility Generation Transition Charge (NTC)..................                 37                    48
    SBC.............................................................                 18                    --
    Other...........................................................                  7                     6
                                                                           --------------     -----------------
          Total Regulatory Liabilities..............................               $344                  $373
                                                                           ==============     =================

Note 4.  Commitments and Contingent Liabilities

Hazardous Waste

     The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. We and our predecessor companies owned and/or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. We do not anticipate that the compliance with these regulations will have a material adverse effect on our financial position, results of operations or net cash flows.

Manufactured Gas Plant Remediation Program

     We are currently working with the NJDEP under a program (Remediation Program) to assess, investigate and, if necessary, remediate environmental conditions at our former manufactured gas plant sites (MGPs). To date, 38 sites have been identified. The Remediation Program is periodically reviewed and revised by us based on regulatory requirements, experience with the Remediation Program and available remediation technologies. The long-term costs of the Remediation Program cannot be reasonably estimated, but experience to date indicates that at least $20 million per year could be incurred over a period of about 30 years since inception of the program in 1988 and that the overall cost could be material. The costs for this remediation effort are recovered through the SBC.

     At March 31, 2002 and December 31, 2001, our estimated liability for remediation costs through 2004 aggregated $87 million. Expenditures beyond 2004 cannot be reasonably estimated.

Passaic River Site

     The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution at the Passaic River "facility." We and certain of our predecessors conducted industrial operations at properties within the Passaic River "facility." The operations include one operating electric generating station, one former generating station, and four former MGPs. Our costs to clean up former MGPs are recoverable from utility customers under the SBC. We have contracted to sell the former generating site to a third party that would be responsible for remediation costs. Regulatory action by the state is pending. We cannot predict what action, if any, the EPA or any third party may take against it with respect to these matters, or in such event, what costs it may incur to address any such claims. However, such costs may be material.

Note 5.  Financial Instruments and Risk Management

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

Commodity-Related Instruments

     We use natural gas futures and swaps to reduce exposure to price fluctuations in natural gas from factors such as weather, changes in demand and changes in supply to manage the price risk associated with gas supply to our customers. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. We have entered into 268 and 330 MMBTU of gas futures, swaps and options to hedge forecasted requirements as of March 31, 2002 and December 31, 2001 respectively. As of March 31, 2002 and December 31, 2001, the fair value of those instruments was $(22) million and $(137) million, respectively, with a maximum term of approximately one year. We utilize derivatives to hedge our gas purchasing activities which, when realized, are recoverable through our Levelized Gas Adjustment Clause (LGAC). Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

     As a result of the gas contract transfer that was effective May 1, 2002, the price risk relating to gas purchases was transferred to PSEG Power LLC (Power), an unregulated affiliate. As a result, after that date, we are no longer utilizing these derivative instruments in our gas distribution business.

     Through the Basic Generation Service (BGS) auction, we have contracted for our expected peak load of 9,600 MW. If our peak load should exceed this amount or one of our suppliers defaults on their contract, we may have to purchase power on the open market and use commodity contracts during periods of high demand. To the extent that the market prices exceed the auction contract price, the difference will be deferred and collected from our customers as provided in the New Jersey Board of Public Utilities (BPU) Order approving the auction process. Given the absence of a Pennsylvania-New Jersey-Maryland Power Pool
(PJM) price cap in situations involving emergency purchases, extreme price movements can occur and could have a material impact on our financial condition and net cash flows.

Interest Rates

     We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. We currently have no floating rate debt outstanding that is exposed to interest rate risk.

     PSE&G Transition Funding (Transition Funding), our wholly-owned subsidiary, has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap was approximately $497 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(11) million as of March 31, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheet. This amount will vary over time as a result of changes in market conditions.

Note 6.  Income Taxes

     Our effective income tax rate is as follows:

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                        2002             2001
                                                                                   -----------      ------------
     Federal tax provision at statutory rate............................                35.0%             35.0%
     New Jersey Corporate Business Tax, net of Federal benefit..........                 5.9%              5.9%
     Other-- net........................................................                (2.7)%            (0.2)%
                                                                                   -----------      ------------
          Effective Income Tax Rate.....................................                38.2%             40.7%
                                                                                   ===========      ============


Note 7.  Financial Information by Business Segments

     Following the transfer of our generation-related assets to Power in August 2000, we continue to own and operate our transmission and distribution (T&D) business as our only reportable segment.

Note 8.  Comprehensive Income

     Comprehensive Income, Net of Tax:

                                                                    Comprehensive Income
                                                                -------------------------------
                                                                        Quarter Ended
                                                                          March 31,
                                                                -------------------------------
                                                                    2002              2001
                                                                --------------      -----------
                                                                     Millions of Dollars
Net Income.............................................                 $68              $112
Pension Adjustment, Net of Tax $1......................                  (1)               --
                                                                --------------      -----------
Comprehensive Income...................................                 $67              $112
                                                                ==============      ===========

Note 9.  Property, Plant and Equipment

Information related to our Property, Plant and Equipment is detailed below:

                                                                    March 31,       December 31,
                                                                      2002              2001
                                                                 ----------------  ----------------
                                                                        Millions of Dollars
     Property, Plant and Equipment
        Electric Plant in Service:
          Transmission......................................            $1,221            $1,201
          Distribution......................................             4,293             4,254
                                                                 ----------------  ----------------
               Total Electric Plant in Service..............             5,514             5,455
                                                                 ----------------  ----------------
        Construction Work in Progress.......................                10                26
        Plant Held for Future Use...........................                19                20
                                                                 ----------------  ----------------
               Total Electric Plant                                      5,543             5,501
                                                                 ----------------  ----------------
        Gas Plant in Service:
          Transmission......................................                75                74
          Distribution......................................             3,147             3,121
          Other.............................................                89                89
                                                                 ----------------  ----------------
               Total Gas Plant in Service...................             3,311             3,284
                                                                 ----------------  ----------------
        Other Plant in Service..............................               385               385
                                                                 ----------------  ----------------
               Total    Property, Plant and Equipment.......            $9,239            $9,170
                                                                 ================  ================

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Concluded

Note 10.  Related-Party Transactions

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

     In addition, on January 31, 2001, we loaned $1.084 billion to PSEG at 14.23% per annum and recorded interest income of approximately $26 million relating to the loan for the quarter ended March 31, 2001. PSEG repaid the loan on April 16, 2001. We also returned $2.265 billion of capital to PSEG on January 31, 2001 utilizing proceeds from the $2.525 billion securitization transaction and the generation asset transfer, as required by the Final Order, as part of the recapitalization.

     Effective with the transfer of the electric generation business, Power charges us for the Market Transition Charge (MTC) and the energy and capacity provided to meet our BGS requirements. For the quarters ended March 31, 2002 and 2001, we were charged by Power approximately $460 million and $463 million for the MTC and BGS. As of March 31, 2002 and December 31, 2001, our payable to Power relating to these costs was approximately $154 million and $158 million. For the quarters ended March 31, 2002 and 2001, we sold energy and capacity to Power at the market price of approximately $28 million and $43 million, which we purchased under various non-utility generation (NUG) contracts at costs above market prices. As of March 31, 2002 and December 31, 2001, our receivable related to these purchases was approximately $11 million and $7 million. As a result of the Final Order, we have established an NTC to recover the above market costs related to these NUG contracts. The difference between our costs and recovery of costs through the NTC and sales to Power, which are priced at the locational marginal price (LMP) set by the PJM ISO for energy and at wholesale market prices for capacity, is deferred as a regulatory asset.

     PSEG Services Corporation provides and bills administrative services to us on a monthly basis. Our costs related to such service amounted to approximately $52 million and $55 million for the quarters ended March 31, 2002 and 2001. As of March 31, 2002 and December 31, 2001 our related party payable related to these costs was approximately $20 million and $25 million.

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

     Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K affecting the consolidated financial condition and the results of operations of our subsidiaries and us. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

RESULTS OF OPERATIONS

Operating Revenues

Electric Transmission and Distribution

     Transmission and Distribution revenues decreased $26 million or 3% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the implementation of two electric rate reductions and the effects of warmer weather. In accordance with the New Jersey Energy Master Plan, an electric rate reduction of 2% started in February of 2001 and another 2% electric rate reduction was implemented in August of 2001.

Gas Distribution

     Gas distribution revenue decreased by $267 million or 25% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the effects of warmer weather and decreased commodity rates offset by increased gas base rates. For the quarter ended March 31, 2002, we experienced an 18% decrease in degree days, as compared to the first quarter 2001.

Operating Expenses

Electric Energy Costs

     Electric Energy costs decreased $21 million or 4% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the implementation of two electric rate reductions and the effects of warmer weather.

Gas Costs

     Gas Costs decreased $260 million or 33% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to the effects of warmer weather and decreased commodity costs.

Depreciation and Amortization

     Depreciation and Amortization increased $26 million or 36% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to a full period's recognition of amortization of the regulatory asset recorded for our stranded costs, whose amortization began in February 2001 and an increase in gas depreciation expense recorded in accordance with our increased gas base rates.

Interest Expense

     Net Interest Expense increased $43 million or 74% in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to lower interest income. In 2001, we recorded approximately $60 million of interest income relating to an intercompany note from Power. This was offset by lower levels of long-term and short-term debt in the first quarter of 2002 as compared to the first quarter of 2001.

Preferred Securities Dividends

     Preferred Securities Dividends decreased $8 million or 73% in 2002 as compared to 2001 primarily due to redemptions in March 2001 and June 2001.

Income Taxes

     Income taxes decreased $35 million or 45% in 2002 as compared to 2001 primarily due to lower pre-tax income in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Financing Methodology

     Our capital requirements are met through liquidity provided by internally generated cash flow and external financings. Any excess funds are invested in accordance with guidelines adopted by our Board of Directors.

     External funding to meet our needs is comprised of corporate finance transactions. The debt incurred is our direct obligation. External financing may consist of public and private capital market debt and equity transactions, bank revolving credit and term loan facilities and/or commercial paper.

     The availability and cost of external capital could be affected by our performance as well as by the performance of our affiliates. This could include the degree of structural or regulatory separation between us and our non-utility affiliates and the potential impact of affiliate ratings on consolidated and unconsolidated credit quality. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

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

Cross Default Provisions, Material Adverse Changes and Ratings Triggers

     Our credit agreements contain cross-default provisions under which a default by us involving $50 million or more of aggregate indebtedness in other agreements would result in a default and the potential acceleration of payment under such credit agreements.

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

Regulatory Restrictions

     Capital resources and investment requirements could be affected by the outcome of proceedings by the BPU pursuant to its Energy Master Plan and Energy Competition Act and the requirements of the 1992 Focused Audit conducted by the BPU of the impact of Public Service Enterprise Group's Incorporated (PSEG) non-utility businesses, owned by PSEG Energy Holdings, Inc. (Energy Holdings), on us. As a result of the Focused Audit, the BPU ordered that, among other things:

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

     In the Final Order relating to our rate unbundling, stranded costs and restructuring proceedings, the BPU noted that, due to significant changes in the industry and, in particular, our corporate structure as a result of the Final Order, modifications to or relief from the Focused Audit order might be warranted. We have notified the BPU that PSEG will eliminate PSEG Capital debt by the end of the second quarter of 2003 and that we believe that the Final Order otherwise supercedes the requirements of the Focused Audit. The BPU is expected to address this matter later this year. While we believe that this issue will be satisfactorily resolved, no assurances can be given.

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

Liquidity

     We have the following credit facilities for various funding purposes and to provide liquidity for our $550 million commercial paper program. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of March 31, 2002, we had no commercial paper outstanding.

The following table summarizes our various facilities as of March 31, 2002:

                                                                             Expiration       Total     Primary
 Company                                                                        Date         Facility   Purpose
--------------------------------------------------------------------------   ----------     ---------   ----------
                                                                                  (Millions of Dollars)
 364-day Credit Facility .................................................   June 2002*      $275       CP Support
 5-year Credit Facility ..................................................   June 2002*      $275       CP Support
 Uncommitted Bilateral Credit Agreement ..................................   N/A              **        Funding

*Expected to be refinanced in the second quarter of 2002.
**Availability varies based on market conditions.

     Under our  Mortgage,  we may issue new First and Refunding  Mortgage  Bonds against previous additions and improvements and/or retired Mortgage Bonds provided that our ratio of earnings to fixed charges calculated in accordance with our Mortgage is at least 2:1. At March 31, 2002, our Mortgage coverage ratio was 3:1. As of March 31, 2002, the Mortgage would permit up to approximately $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. We also need BPU authorization to issue any financing for our capital program including refunding of maturing debt and opportunistic refinancing. We have authorization from the BPU to issue $1 billion of long-term debt through December 31, 2003 for the refunding of maturing debt and opportunistic refinancing of debt.

     On December 27, 2001, we filed a shelf registration statement on Form S-3 for the issuance of $1 billion of debt and tax deferred preferred securities, which was declared effective by the SEC in February 2002.

     Since 1986, we have made regular cash payments to PSEG in the form of dividends on outstanding shares of our common stock. We paid common stock dividends of $150 million and $112 million to PSEG for the quarters ended March 31, 2002 and 2001, respectively.

     In prior years, we have issued Deferrable Interest Subordinated Debentures in connection with the issuance of tax-deductible preferred securities. If payments on those Deferrable Interest Subordinated Debentures are deferred, in accordance with their terms, we may not pay any dividends on our common or preferred stock until such deferral is cured. Currently, there has been no deferral or default.

CAPITAL REQUIREMENTS

     We have substantial commitments as part of our ongoing construction programs. We expect that the majority of our capital requirements over the next five years will come from internally generated funds, with the balance to be provided by the issuance of debt and equity contributions from PSEG.

     For the quarter ended March 31, 2002, we made net plant additions of $80 million, excluding Allowance for Funds Used During Construction (AFDC), related to improvements in our transmission and distribution system, gas system and common facilities. Our projected construction expenditures for the next five years range from $440 million to $485 million per year. Our plant additions for the quarter ended March 31, 2002 were included in our current year's forecast.

     Our construction expenditures are primarily to maintain the safety and reliability of our electric and gas transmission and distribution facilities. Our ongoing construction programs are continuously reviewed and periodically revised as a result of changes in economic conditions, revised load forecasts, business strategies, site changes, cost escalations under construction contracts, requirements of regulatory authorities and laws, the timing of and amount of electric and gas transmission and/or distribution rate changes and our ability to raise necessary capital.

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

Commodity Contracts

     We use natural gas futures and swaps to reduce exposure to price fluctuations from factors such as weather, changes in demand and changes in supply to manage the price risk associated with gas supply to our customers. These instruments, in conjunction with physical gas supply contracts, are designed to cover estimated gas customer commitments. As of March 31, 2002, we have entered into 268 MMBTU of gas futures, swaps and options to hedge forecasted requirements. As of March 31, 2002, the fair value of those instruments was $(22) million with a maximum term of approximately one year. We utilize derivatives to hedge our gas purchasing activities which, when realized, are recoverable through our LGAC. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

     As a result of the gas contract transfer that was effective May 1, 2002, the price risk relating to gas purchases was transferred to Power. As a result, after that date, we are not utilizing these derivative instruments in our gas distribution business.

     Through the BGS auction, we have contracted for our energy needs for our expected peak load of 9,600 MW for the period August 1, 2002 through July 31, 2003. If our peak load should exceed this amount or one of our suppliers defaults on their contract, we may have to purchase power on the open market and use commodity contracts during periods of high demand. To the extent that the market prices exceed the auction contract price, the difference will be deferred and collected from our customers as provided in the BPU Order approving the auction process.

     Given the absence of a PJM price cap in situations involving emergency purchases, extreme price movements can occur and could have a material impact on our financial condition and net cash flows.

Interest Rate Risk

     We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. We currently have no floating rate debt outstanding that is exposed to interest rate risk.

     Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap is approximately $497 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(11) million as of March 31, 2002 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheet. This amount will vary over time as a result of changes in market conditions.

Credit Risk

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

     As a result of New Jersey deregulation legislation and regulatory orders issued by the BPU, certain regulatory assets and liabilities were recorded. Two of these items will have a significant effect on our annual earnings. They include the estimated amount of Market Transition Charge (MTC) revenues to be collected in excess of the authorized amount of $540 million and the amount of excess electric distribution depreciation reserves.

     The MTC was authorized by the BPU as an opportunity to recover up to $540 million (net of tax) of our unsecuritized generation-related stranded costs on a net present value basis. As a result of the appellate reviews of the Final Order, our securitization transaction was delayed until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC), which would have reduced the MTC. As a result, the MTC was being recovered at a faster rate than intended under the Final Order and a significant overrecovery was probable. In order to properly recognize the recovery of the allowed unsecuritized stranded costs over the transition period, we recorded a regulatory liability and a charge to net income of $76 million, pre-tax, or $45 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs for the period prior to the generation-related asset transfer to Power. We then began deferring a portion of these revenues each month to recognize the estimated collections in excess of the allowed unsecuritized stranded costs. As of March 31, 2002, this deferred amount was $177 million and is aggregated with the Societal Benefits Clause.

     The amortization of the Excess Electric Distribution Depreciation Reserve is another significant regulatory liability affecting our earnings. As required by the BPU, we reduced our depreciation reserve for our electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. Through March 31, 2002, $287 million has been amortized and recorded as a reduction of depreciation expense pursuant to the Final Order, of which $37 million relates to 2002. The remaining $282 million will be amortized through July 31, 2003.

     See Note 3. Regulatory Assets and Liabilities for further discussion of these and other regulatory issues.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities

     SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize the fair value of derivative instruments held as assets or liabilities on the balance sheet. In accordance with SFAS 133, the effective portion of the change in the fair value of a derivative instrument designated as a cash flow hedge is reported in other comprehensive income (OCI), net of tax, or as a Regulatory Asset or Liability. Amounts in accumulated OCI are ultimately recognized in earnings when the related hedged forecasted transaction occurs. The change in the fair value of the ineffective portion of the derivative instrument designated as a cash flow hedge is recorded in earnings. Derivative instruments that have not been designated as hedges are adjusted to fair value through earnings. We have entered into several derivative instruments, including interest rate swaps which have been designated as cash flow hedges. The fair value of the derivative instruments is determined by reference to quoted market prices, listed contracts, published quotations or quotations from counterparties.

     For additional information regarding Derivative Financial Instruments,  See
Note 5 - Financial Instruments and Risk Management.

Other Accounting Issues

     For   additional   information   on  our   accounting   policies   and  the
implementation of recently issued accounting standards, see Note 1. Organization and Basis of Presentation and Note 2. Accounting Matters, respectively.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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

     Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by us will be realized, or even if realized, will have the expected consequences to or effects on us or our business prospects, financial condition or results of operations. You should not place undue reliance on these forward-looking statements in making any investment decision. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding our securities, we are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

    Certain information reported under Item 3 of Part I of Public Service Electric and Gas Company's (PSE&G) 2001 Annual Report on Form 10-K is updated below.

     New Matter. On November 15, 2001, Consolidated Edison, Inc. (Con Edison) filed a complaint against us at the Federal Energy Regulatory Commission (FERC) pursuant to Section 206 of the Federal Power Act asserting that we had breached agreements covering 1,000 MW of transmission by curtailing service and failing to maintain sufficient system capacity to satisfy all our service obligations. We denied the allegations set forth in the complaint. While finding that Con Edison's presentation of evidence failed to demonstrate several of the allegations, on April 26, 2002, FERC found sufficient reason to set the complaint for hearing. The hearing will be conducted on an expedited basis, with an Initial Decision to be issued by the end of May and a FERC Order by the end of June. If Con Edison is successful, we could be required to provide future transmission services with uneconomic generation resources at a substantial cost to us. We believe we have complied with the terms of the Agreement and will vigorously defend our position. The nature and cost of any remedy, which is expected to be prospective only, cannot be predicted. Docket No. EL02-23-000.

     In addition see the following at the pages hereof indicated:

     (1) Form 10-K, Pages 7 and 8. See Pages 8 and 16 regarding our Gas Contract Transfer, Docket Nos. GR01050328 and GR01050297.

     (2) Form 10-K, Pages 10 and 49. See Page 7 regarding our MGP remediation program.

     (3)  Form  10-K,  Page  49.  See  Page  7.   Investigation  and  additional
          investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

                            ITEM 5. OTHER INFORMATION

Employee Relations

     Form 10-K, page 20. As previously disclosed, we have collective bargaining arrangements with the Utility Co-Workers Association, (UWUA) covering approximately 1,400 employees primarily in the customer operations area. This contract expired on April 30, 2002, and was extended through May 6, 2002. A tentative agreement was reached on May 7, 2002, and is subject to a ratification vote by union membership.

Gas Contract Transfer

     Form 10K, page 7. On August 11, 2000, we filed a gas merchant restructuring plan with the BPU. The BPU approved an amended stipulation, which authorized the transfer of our gas supply business, including our interstate capacity, storage and gas supply contracts to Power which will, under a requirements contract, provide gas supply to us to serve our Basic Gas Supply Service (BGSS) customers. The transfer was effective May 1, 2002. On May 1, 2002, the Ratepayer Advocate requested rehearing by the BPU of its decision, but did not seek a stay.

     The gas contract transfer is expected to reduce volatility in our cash flows. Gas residential commodity costs are currently recovered through adjustment charges that are periodically trued-up to actual costs and reset. After the gas contract transfer, we will pay Power the amount we charge our gas distribution customers for the commodity. Industrial and commercial BGSS customers will be priced under our Market Priced Gas Service (MPGS). Residential BGSS customers will remain under current pricing until April 1, 2004, after which, subject to further BPU approval, those residential gas customers would also move to MPGS service.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) A listing of exhibits being filed with this document is as follows:

         Exhibit Number   Document
         --------------   --------
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


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrant)

                              By: Patricia A. Rado
                     ----------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: May 15, 2002