Form 10-Q
period 2002-06-30
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2002-08-02
CIK 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
              (Mark One)
                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2002

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

                                   Yes X     No

As of June 30, 2002, Public Service Electric and Gas Company and had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements...........................................   1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................  11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.....  17


PART II. OTHER INFORMATION
--------------------------

Item 1.       Legal Proceedings.........................................  19

Item 5.       Other Information.........................................  19

Item 6.       Exhibits and Reports on Form 8-K..........................  21

Signature...............................................................  22

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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1. FINANCIAL STATEMENTS


                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                              (Millions of Dollars)
                                   (Unaudited)


                                                                       For the Quarters Ended          For the Six Months Ended
                                                                              June 30,                         June 30,
                                                                    -----------------------------    ------------------------------
                                                                       2002             2001            2002              2001
                                                                    -----------     -------------    ------------     -------------
OPERATING REVENUES
   Electric Transmission and Distribution...................            924               959         $ 1,768         $   1,829
   Gas Distribution.........................................            306               352           1,121             1,434
                                                                    -----------     -------------    ------------     -------------
       Total Operating Revenues.............................          1,230             1,311           2,889             3,263
                                                                    -----------     -------------    ------------     -------------
OPERATING EXPENSES
   Electric Energy Costs....................................            569               558           1,101             1,111
   Gas Costs................................................            189               243             716             1,030
   Operation and Maintenance................................            233               242             482               492
   Depreciation and Amortization............................            100                91             198               163
   Taxes Other than Income Taxes............................             32                31              75                74
                                                                    -----------     -------------    ------------     -------------
       Total Operating Expenses.............................          1,123             1,165           2,572             2,870
                                                                    -----------     -------------    ------------     -------------
OPERATING INCOME                                                        107               146             317               393
Other Income................................................              6                24              11                94
Other Deductions............................................                               (1)             (1)               (2)
Interest Expense............................................           (102)             (112)           (203)             (228)
Preferred Securities Dividend Requirements of Subsidiaries..             (4)               (7)             (7)              (18)
                                                                    -----------     -------------    ------------     -------------
INCOME BEFORE INCOME TAXES..................................              7                50             117               239
Income Taxes................................................              1               (18)            (41)              (95)
                                                                    -----------     -------------    ------------     -------------
NET INCOME..................................................              8                32              76               144
Preferred Securities Dividend Requirements and Premium
   on Redemption............................................             (1)               (1)             (2)               (4)
                                                                    -----------     -------------    ------------     -------------
EARNINGS AVAILABLE TO PUBLIC SERVICE
   ENTERPRISE GROUP INCORPORATED............................        $     7         $      31        $     74         $     140
                                                                    ===========     =============    ============     =============

See Notes to Consolidated Financial Statements

                    PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                              (Millions of Dollars)
                                   (Unaudited)



                                                                                       June 30,           December 31,
                                                                                         2002                 2001
                                                                                    ---------------      ----------------
CURRENT ASSETS
   Cash and Cash Equivalents...............................................                 191          $        102
   Accounts Receivable:
     Customer Accounts Receivable..........................................                 505                   556
     Other Accounts Receivable.............................................                  55                    67
     Allowance for Doubtful Accounts.......................................                 (32)                  (38)
   Unbilled Revenues.......................................................                 181                   291
   Natural Gas.............................................................                  --                   415
   Materials and Supplies..................................................                  56                    50
   Prepayments.............................................................                 275                    40
   Energy Contracts........................................................                  --                    32
   Restricted Cash.........................................................                  13                    12
   Other...................................................................                  23                    22
                                                                                    ---------------      ----------------
     Total Current Assets..................................................               1,267                 1,549
                                                                                    ---------------      ----------------

PROPERTY, PLANT AND EQUIPMENT
   Electric................................................................               5,604                 5,501
   Gas ....................................................................               3,355                 3,284
   Other...................................................................                 390                   385
                                                                                    ---------------      ----------------
     Total.................................................................               9,349                 9,170
   Accumulated Depreciation and Amortization...............................              (3,478)               (3,329)
                                                                                    ---------------      ----------------
     Net Property, Plant and Equipment.....................................               5,871                 5,841
                                                                                    ---------------      ----------------

NONCURRENT ASSETS
   Regulatory Assets.......................................................               5,094                 5,247
   Long-Term Investments...................................................                 118                   112
   Other Special Funds.....................................................                 172                   130
   Other...................................................................                  75                    84
                                                                                    ---------------      ----------------
     Total Noncurrent Assets...............................................               5,459                 5,573
                                                                                    ---------------      ----------------
TOTAL ASSETS...............................................................              12,597                12,963
                                                                                     ==============       ===============

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                              (Millions of Dollars)
                                   (Unaudited)



                                                                                      June 30,          December 31,
                                                                                        2002                2001
                                                                                   ---------------     ----------------
   CURRENT LIABILITIES
   Long-Term Debt Due Within One Year.....................................                 974                  668
   Accounts Payable.......................................................                 504                  642
   Energy Contracts.......................................................                  --                  169
   Accrued Taxes..........................................................                  37                   30
   Other..................................................................                 298                  277
                                                                                   ---------------     ----------------
     Total Current Liabilities............................................               1,813                1,786
                                                                                   ---------------     ----------------

NONCURRENT LIABILITIES
   Deferred Income Taxes and ITC..........................................               2,542                2,551
   Regulatory Liabilities.................................................                 409                  373
   OPEB Costs.............................................................                 483                  466
   Other..................................................................                 202                  205
                                                                                   ---------------     ----------------
     Total Noncurrent Liabilities.........................................               3,636                3,595
                                                                                   ---------------     ----------------

CAPITALIZATION

   LONG-TERM DEBT
     Long-Term Debt.......................................................               2,327                2,626
     Securitization Debt..................................................               2,293                2,351
                                                                                   ---------------     ----------------
       Total Long-Term Debt...............................................               4,620                4,977

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption.........................                  80                   80
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in Subordinated
       Debentures.........................................................                 155                  155
                                                                                   ---------------     ----------------
       Total Preferred Securities.........................................                 235                  235
                                                                                   ---------------     ----------------

   COMMON STOCKHOLDER'S EQUITY
     Common Stock, 150,000,000 shares authorized, 132,450,344
       shares issued and outstanding......................................                 892                  892
     Basis Adjustment.....................................................                 986                  986
     Retained Earnings....................................................                 417                  493
     Accumulated Other Comprehensive Loss.................................                  (2)                  (1)
                                                                                   ---------------     ----------------
       Total Common Stockholder's Equity..................................               2,293                2,370
                                                                                   ---------------     ----------------
         Total Capitalization.............................................               7,148                7,582
                                                                                   ---------------     ----------------
TOTAL LIABILITIES AND CAPITALIZATION......................................              12,597               12,963
                                                                                    ==============      ===============

See Notes to Consolidated Financial Statements

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Millions of Dollars)
                                   (Unaudited)

                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                     2002                 2001
                                                                                 --------------     ------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.................................................................    $      76          $         144
   Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and Amortization..............................................          198                    163
   Amortization of Deferred Gas Costs.........................................           17                     --
   Provision for Deferred Income Taxes and ITC................................          (26)                    21
   Other Non-Cash Charges.....................................................           15                     19
   Net Changes in Certain Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenues................................          167                    206
     Natural Gas..............................................................          415                     18
     Prepayments..............................................................         (235)                  (228)
     Restricted Cash..........................................................           (1)                   (62)
     Accounts Payable.........................................................         (138)                  (206)
     Accrued Taxes............................................................            7                     (4)
     Other Current Assets and Liabilities.....................................           --                     57
   Overrecovery of Electric Energy Costs and Market Transition Charge (MTC)...           93                     13
   Underrecovery of Gas Costs.................................................          (92)                  (111)
   Other......................................................................           54                     14
                                                                                 --------------     ------------------
     Net Cash Provided By Operating Activities................................          550                     44
                                                                                 --------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment.................................         (196)                  (172)
   Contributions to Other Special Funds.......................................          (63)                   (30)
   Other......................................................................            1                     (6)
                                                                                 --------------     ------------------
     Net Cash Used in Investing Activities....................................         (258)                  (208)
                                                                                 --------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt..............................................           --                 (1,487)
   Issuance of Long-Term Debt.................................................           --                  2,525
   Deferred Issuance Costs....................................................           --                   (201)
   Redemption/Purchase of Long-Term Debt......................................          (51)                  (299)
   Collection of Note Receivable - Affiliated Company.........................           --                  2,786
   Redemption of Preferred Securities.........................................           --                   (448)
   Return of Capital..........................................................           --                 (2,265)
   Cash Dividends Paid on Common Stock........................................         (150)                  (112)
   Other......................................................................           (2)                    (4)
                                                                                 --------------     ------------------
     Net Cash Provided By (Used) in Financing Activities......................         (203)                   495
                                                                                 --------------     ------------------
Net Change in Cash and Cash Equivalents.......................................           89                    331
Cash and Cash Equivalents at Beginning of Period..............................          102                     39
                                                                                 --------------     ------------------
Cash and Cash Equivalents at End of Period....................................          191         $          370
                                                                                 ==============      =================


Income Taxes Paid.............................................................          117         $          192
Interest Paid.................................................................          202         $          152

See Notes to Consolidated Financial Statements

================================================================================
                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On January 1, 2002 we adopted SFAS 144. On adoption, the impact of SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continued operations or in discontinued operations. Also under SFAS 144, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Under SFAS 144, discontinued operations will be measured at fair value, less costs to sell. Also, as under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), a long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is created with an offsetting amount to an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of this guidance and cannot predict the impact on our financial position or results of operations. However, such impact may be material to the classification of items on our balance sheet. We currently do not expect any income statement effect due to the adoption of this statement.

Note 3. Regulatory Assets and Liabilities

We prepare our financial statements in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) which differs in certain respects from the application of GAAP by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated utility is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, we have deferred certain costs, which will be amortized over various future periods. These costs are deferred based on rate orders issued by the New Jersey Board of Public Utilities
(BPU) or the Federal Energy Regulatory Commission (FERC) and our recovery experience with prior rate cases. As of June 30, 2002, approximately 87% of our regulatory assets were deferred based on written rate orders. Regulatory assets recorded on a basis other than by an issued rate order have less certainty of recovery since they can be disallowed in the future by regulatory authorities. However, we have experienced no material disallowances in the past. We believe that all of our regulatory assets are probable of recovery.

At June 30, 2002 and December 31, 2001, respectively, we had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                                              June 30,          December 31,
                                                                                2002                2001
                                                                           --------------     -----------------
                                                                                 (Millions of Dollars)
    Regulatory Assets
    Stranded Costs To Be Recovered..................................             $4,009                $4,105
    SFAS 109 Income Taxes...........................................                313                   302
    OPEB Costs......................................................                203                   212
    Societal Benefits Charges (SBC).................................                 --                     4
    Manufactured Gas Plant Remediation Costs........................                 87                    87
    Unamortized Loss on Reacquired Debt and Debt Expense............                 88                    92
    Underrecovered Gas Costs........................................                195                   120
    Unrealized Losses on Gas Contracts..............................                 --                   137
    Other...........................................................                199                   188
                                                                           --------------     -----------------
          Total Regulatory Assets...................................             $5,094                $5,247
                                                                           ==============     =================

    Regulatory Liabilities
    Excess Depreciation Reserve.....................................               $245                  $319
    Non-Utility Generation Transition Charge (NTC)..................                125                    48
    SBC.............................................................                 28                    --
    Other...........................................................                 11                     6
                                                                           --------------     -----------------
          Total Regulatory Liabilities..............................               $409                  $373
                                                                           ==============     =================

All regulatory assets and liabilities are excluded from our rate base unless otherwise noted in the descriptions below.

Stranded Costs To Be Recovered: This reflects the deferred costs to be recovered by the securitization transition charge, which was authorized by the BPU's Final Order and Finance Order in our deregulation proceedings. These orders are a matter of public record and are available at the BPU. These costs primarily relate to the write-down of our fixed assets in 1999 that was required under SFAS No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). PSE&G Transition Funding LLC (Transition Funding), our wholly-owned subsidiary, issued transition bonds to recover these costs net of deferred taxes. Accordingly, this regulatory asset is offset by securitization debt and a deferred tax liability. Funds collected through the securitization transition charge will be used to make the future interest and principle payments on the transition bonds. This amount will be recovered over the life of the transition bonds, which is expected to conclude in December 2015.

SFAS 109 Income Taxes: This amount represents the portion of deferred income taxes that will be recovered through future rates, based upon established regulatory practices, which permit the recovery of current taxes. Accordingly, this regulatory asset is offset by a deferred tax liability and is expected to be recovered without interest over the period the underlying book-tax timing differences reverse and become current taxes.

OPEB Costs: Includes costs associated with adoption of SFAS No. 106, "Employers' Accounting for Benefits Other Than Pensions" (SFAS 106), which were deferred in accordance with EITF Issue 92-12, "Accounting for OPEB Costs by Rate Regulated Enterprises" (EITF 92-12). Prior to the adoption of SFAS 106, post-retirement benefits costs were recognized on a cash basis. SFAS 106 required that these costs be accrued as the benefits were earned. Accordingly a liability and a regulatory asset were recorded for the total benefits earned at the implementation date. Beginning January 1, 1998, we began to recover this regulatory asset over 15 years without interest.

SBC: The SBC includes costs related to our electric and gas distribution business as follows: 1) social programs which include the universal service fund; 2) nuclear plant decommissioning; 3) demand side management (DSM) programs; 4) manufactured gas plant remediation expenditures; 5) consumer education; 6) Under and overrecovered electric bad debt expenses; and 7) MTC overrecovery. These costs are recovered/refunded with interest. The SBC clause will be revised at the end of the transition period on August 1, 2003.

Manufactured Gas Plant Remediation Costs: Represents estimated future environmental investigation and remediation expenditures (net of insurance recoveries), which are probable of recovery in future rates through the SBC. This amount will be transferred to the SBC regulatory asset when the actual expenditures are made. Interest is not recoverable on these costs until the actual expenditures are made. This regulatory asset is offset by a noncurrent liability on the balance sheet.

Unamortized Loss on Reacquired Debt and Debt Expense: Represents bond issuance costs, premiums, discounts and losses on reacquired long-term debt. These costs are amortized with interest, over the remaining life of the reacquired debt or over the life of the new debt, if refinanced.

Underrecovered Gas Costs: Represents gas costs in excess of or below the amount included in rates and probable of recovery in the future. Generally, underrecovered gas costs do not accrue interest while overrecovered gas costs do accrue interest. The LGAC rate is normally adjusted on an annual basis. A portion of the current underrecovery, $117 million at June 30, 2002, is being recovered over an extended period through September 2004. We are recovering interest during this extended period. The remaining portion of the current underrecovery, $78 million, is expected to be recovered subsequent to our next gas rate proceeding, the time of which is not currently known.

Unrealized Losses on Gas Contracts: This represents the recoverable portion of unrealized losses associated with contracts used in the company's gas distribution business. This asset is offset by the net energy contracts payable on the balance sheet. Subsequent to the gas contract transfer to PSEG Power LLC (Power), an unregulated affiliate, in May 2002, we no longer enter into these contracts.

Other Regulatory Assets: Includes Decontamination and Decommissioning Costs which are offset by a noncurrent liability on the balance sheet and are expected to be collected without interest until December 2007; Plant and Regulatory Study Costs are expected to be recovered without interest until December 2021; Repair Allowance Tax Deficiencies and Interest; Oil and Gas Property Write-Down which is expected to be recovered without interest until December 2002; restructuring costs that will be recovered with or without interest, which will be determined at our upcoming electric rate case, from August 1, 2003 through July 31, 2007 and recovery of costs related to Transition Funding's interest rate swap that will be recovered without interest over the life of Transition Funding's transition bonds, which is expected to conclude in December 2015. This asset is offset by a derivative liability on the balance sheet.

Excess Depreciation Reserve: As required by a BPU rate order, we reduced our depreciation reserve for our electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003.

NTC: This clause was established to account for above market costs related to non-utility generation (NUG) contracts. NUG contract costs are charged to expense and proceeds from the sale of the energy and capacity purchased under these NUG contracts are also credited to expense. The difference between the collection of NTC revenue and the related expense is deferred. Costs or benefits associated with the restructuring of these contracts are deferred as well. These amounts are expected to be returned to customers with interest. The NTC clause will be revised at the end of the transition period on August 1, 2003. The NTC balance, including the anticipated deferral of the difference between the Basic Generation Service (BGS) payments to suppliers and collections from customers, are expected to be addressed together with the new electric distribution base rates and incorporated into rates on August 1, 2003.

Other Regulatory Liabilities: This includes the following: 1) Interest on amounts collected from customers that are used to fund incentives for choosing a third party gas supplier; 2) Interest on amounts collected from customers resulting from the Energy Tax Reform Act that are currently being used to fund customer education discounts approved by the BPU; 3) Amounts collected from customers in order for Transition Funding to obtain a AAA rating on its transition bonds and 4) Amounts that will be returned to Firm Gas customers with interest.

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

At June 30, 2002 and December 31, 2001, our estimated liability for remediation costs through 2004 aggregated $87 million. Expenditures beyond 2004 cannot be reasonably estimated.

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen corporations, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River "facility." We and certain of our predecessors conducted industrial operations at properties on that six mile stretch of the Passaic River. The operations include one operating electric generating station, one former generating station, and four former MGPs. Our costs to clean up former MGPs are recoverable from utility customers under the SBC. We have contracted to sell the site of the former generating station, contingent upon approval by state regulatory agencies, to a third party that would release and indemnify us for claims arising out of the site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to this matter, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

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

Fair Value of Financial Instruments

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at June 30, 2002 and December 31, 2001, respectively.

                                                                  June 30, 2002              December 31, 2001
                                                             -------------------------   ---------------------------
                                                              Carrying       Fair         Carrying         Fair
                                                               Amount        Value         Amount          Value
                                                             ------------  -----------   ------------    -----------
                                                                             (Millions of Dollars)
Long-Term Debt:
     PSE&G.................................................    $3,301        $3,351          $3,294         $3,290
     Transition Funding....................................     2,293         2,536           2,351          2,575
Preferred Securities Subject to Mandatory Redemption:
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................        60            61              60             60
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures....................        95            96              95             96

Commodity-Related Instruments

Prior to May 1, 2002, we used natural gas futures and swaps to reduce exposure to price fluctuations in natural gas from factors such as weather, changes in demand and changes in supply to manage the price risk associated with gas supply to our customers. These instruments, in conjunction with physical gas supply contracts, were designed to cover estimated gas customer commitments. We had entered into 330 MMBTU of gas futures, swaps and options to hedge forecasted requirements as of December 31, 2001. As of December 31, 2001, the fair value of those instruments was $(137) million, with a maximum term of approximately one year. We utilized derivatives to hedge our gas purchasing activities which, when realized, were recoverable through our Levelized Gas Adjustment Clause (LGAC). Accordingly, the offset to the change in fair value of these derivatives was recorded as a regulatory asset or liability.

As a result of the gas contract transfer that was effective May 1, 2002, the price risk relating to gas purchases was transferred to Power. As a result, after that date, we are no longer utilizing these derivative instruments in our gas distribution business. Our gas supply is now obtained through the Basic Gas
Supply  Service  (BGS)  contract  with  Power.   See  Note  10.  Related  Party
Transactions for further discussion.

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. We currently have no floating rate debt outstanding that is exposed to interest rate risk.

Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap was approximately $497 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(32) million as of June 30, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheet. This amount will vary over time as a result of changes in market conditions.

Note 6. Income Taxes

A tax (benefit) expense has been recorded for the results of continuing operations. An analysis of that (benefit) expense is as follows:

                                                                     Quarter Ended              Six Months Ended
                                                                       June 30,                     June 30,
                                                                -------------------------    ------------------------
                                                                  2002            2001           2002          2001
                                                                -----------    ----------    -----------    ---------

Pre-Tax Income...........................................            $7          $ 50          $117           $239

Tax Computed at the Federal Statutory Rate at 35%........             2            18            41             84

Increases (decreases) from Federal statutory rate
 attributable to:
    State Income Taxes after Federal Benefit.............             1             4            10             18
    Plant Related Items..................................            (3)           (5)           (7)           (10)
    Other................................................            (1)            1            (3)             3
                                                                -----------   ----------   ------------    ---------
Total Income Tax Expense.................................           $(1)          $18           $41            $95
                                                                -----------   ----------   ------------    ---------

      Effective Income Tax Rate..........................         (14.3%)        36.0%         35.0%          39.7%

For the quarter ended June 30, 2002, regulatory accounting differences, primarily plant-related items, are proportionally higher relative to pre-tax income resulting in a relatively low effective tax rate.

Note 7. Financial Information by Business Segments

Following the transfer of our generation-related assets to Power in August 2000, we continue to own and operate our transmission and distribution (T&D) business as our only reportable segment.

Note 8. Comprehensive Income

Comprehensive Income, Net of Tax:

                                                                         Quarter Ended             Six Months Ended
                                                                            June 30,                   June 30,
                                                                     ------------------------    -----------------------
                                                                      2002           2001         2002          2001
                                                                     ---------     ----------    ---------    ----------
Net Income....................................................         $8            $32           $76          $144
Pension Adjustment, Net of Tax................................         --              2            (1)            2
                                                                     ---------     ----------    ---------    ----------
Comprehensive Income..........................................         $8            $34           $75          $146
                                                                     =========     ==========    =========    ==========

Note 9. Other Income

                                                                         Quarter Ended              Six Months Ended
                                                                           June 30,                     June 30,
                                                                     ----------------------      -----------------------
                                                                       2002         2001           2002         2001
                                                                     ---------     --------      ---------    ----------
                                                                                   (Millions of Dollars)
Other Income
    Interest Income...........................................         $5            $21             $9           $90
    Gain on Disposition of Property...........................          1              3              1             3
    Other.....................................................         --             --              1             1
                                                                     ---------     --------      ---------    ----------
Total Other Income............................................         $6            $24            $11           $94
                                                                     =========     ========      =========    ==========

Note 10. Related-Party Transactions

In August 2000, we transferred our electric generation business to Power in exchange for a $2.786 billion Promissory Note. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented our weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, we recorded interest income of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001.

In addition, on January 31, 2001, we loaned $1.084 billion to PSEG at 14.23% per annum and recorded interest income of approximately $6 million and $33 million relating to the loan for the quarter and six months ended June 30, 2001 respectively. PSEG repaid the loan on April 16, 2001. We also returned $2.265 billion of capital to PSEG on January 31, 2001 utilizing proceeds from the $2.525 billion securitization transaction and the generation asset transfer, as required by the BPU's Final Order, as part of our recapitalization.

Effective with the transfer of the electric generation business, Power charges us for the Market Transition Charge (MTC) and the energy and capacity provided to meet our BGS requirements. The MTC was authorized by the BPU as an opportunity to recover up to $540 million (net of tax) of our unsecuritized generation-related stranded costs on a net present value basis. The amounts we recover from customers through the MTC are paid to Power, thus this does not impact our earnings. For the quarters ended June 30, 2002 and 2001, we were charged by Power approximately $488 million and $475 million, respectively, for the MTC and BGS. For the six months ended June 30, 2002 and 2001, we were charged by Power approximately $948 million and $938 million, respectively, for the MTC and BGS. As of June 30, 2002 and December 31, 2001, our payable to Power relating to these costs was approximately $179 million and $159 million. For the quarters ended June 30, 2002 and 2001, respectively, we sold energy and capacity to Power at the market price of approximately $34 million and $36 million, which we purchased under various NUG contracts at costs above market prices. For the six months ended June 30, 2002 and 2001, these sales totaled $63 million and $80 million, respectively. As of June 30, 2002 and December 31, 2001, our receivable related to these purchases was approximately $13 million and $7 million, respectively. As a result of the Final Order, we have established a NTC to recover the above market costs related to these NUG contracts. The difference between our costs and recovery of costs through the NTC and sales to Power, which are priced at the locational marginal price (LMP) set by PJM for energy and at wholesale market prices for capacity, is deferred as a regulatory asset or liability.

Effective May 1, 2002, we transferred our gas supply contracts and gas inventory to Power for approximately $183 million. On the same date we entered into a requirements contract with Power under which Power will provide the delivered gas supply services needed to meet our BGSS. The contract term ends March 31, 2004 with a three-year renewal option. As part of the agreement, we are providing Power the use of our peaking shaving facilities at cost. The net billings under the contract for the quarter ended June 30, 2002 were approximately $96 million. Our net payable as of June 30, 2002 was approximately $54 million.

PSEG Services Corporation provides and bills administrative services to us on a monthly basis. Our costs related to such service amounted to approximately $51 million and $61 million for the quarters ended June 30, 2002 and 2001, respectively. These costs totaled $103 million and $116 million for the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002 and December 31, 2001, our payable related to these costs was approximately $19 million and $25 million, respectively.

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

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and March 31, 2002 Quarterly Report on Form 10-Q affecting the consolidated financial condition and the results of operations of our subsidiaries and us. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Overview of the Quarter and Six Months Ended June 30, 2002 and Future Outlook

For the quarter ended June 30, 2002, net income decreased $24 million or 75% as compared to the quarter ended June 30, 2001 primarily due to lower electric revenue and interest income compared to the prior period, partially offset by increased gas base rates and lower interest and income tax expense due to lower pre-tax income. The lower electric revenue that impacted earnings primarily related to demand side management (DSM), distribution sales volumes and miscellaneous revenues. For further discussion, see the Results of Operation section.

For the six months ended June 30, 2002, net income decreased $68 million or 47% as compared to the six months ended June 30, 2001 primarily due to lower gas sales volumes as a result of the warmer weather in early 2002, lower electric revenue and interest income compared to the prior period. This was partially offset by increased gas base rates and lower interest and income tax expense due to lower pre-tax income. The lower electric revenue that impacted earnings primarily related to DSM, distribution sales volumes and miscellaneous revenues. For further discussion, see the Results of Operation section.

Our cash position increased $89 million from December 31, 2001 to June 30, 2002 due primarily to $550 million of operating cash inflows offset by $258 million and $203 million of cash outflows for investing and financing activities, respectively. Our operating cash inflows were primarily due to the gas contract transfer to Power, the restructuring of our non-utility generation (NUG) contract with El Paso Merchant Energy, and cash earnings during the period offset by prepayments of taxes. Our investing cash outflows related primarily to construction expenditures. Our financing cash outflows related primarily to the redemption of the Class A-1 series of PSE&G Transition Funding LLC's (Transition Funding) transition bonds and cash dividends paid on common and preferred stock.

On June 5, 2002 we amended our NUG contract with El Paso Merchant Energy. Under federal law, we and other utilities were required to enter into long-term NUG contracts with cogeneration facilities. We sell the electricity we purchase under these contracts to Power at the Locational Marginal Price (LMP) in the Pennsylvania-New Jersey-Maryland Power Pool (PJM). Any difference between the amounts we pay under the NUG Contracts and the amount we recover through the Non-Utility Generation Transition Charge (NTC) and sales at LMP are deferred as a regulatory asset or liability. Under the amended contract, we received $102 million in return for allowing El Paso Merchant Energy to provide electric energy and capacity from the open market, in addition to their existing plant. This amount will be passed back to customers through the NTC and was recorded as a regulatory liability.

Effective May 1, 2002 we transferred our gas supply contracts and gas inventory to Power for approximately $183 million. We received $149 million in cash and Power assumed $34 million of liabilities relating to our commodity contracts. On the same date, we entered into a requirements contract with Power under which Power will provide the delivered gas supply services needed to meet our Basic Gas Supply Service (BGSS). The contract term ends March 31, 2004 with a three-year renewal option. As part of the agreement, we are providing Power the use of our peaking shaving facilities at cost.

Under the terms of the contract, Power provides gas for Commercial and Industrial BGSS customers at market based pricing which is passed on directly to the customers. Gas for Residential BGSS customers is priced at Power's cost, which includes the cost of any hedging arrangements. We defer the difference between that cost and the amount included in customer rates for future recovery or return under our Levelized Gas Adjustment Charge (LGAC).

On May 1, 2002, the New Jersey Ratepayer Advocate filed a motion for the reconsideration of the BPU's approval of the gas contract transfer. We have opposed this motion and this matter is currently pending before the BPU.

For the quarter and six month ended June 30, 2002, we deferred approximately $8 million and $16 million of revenues, respectively, due to overcollections from the Market Transition Charge (MTC). These amounts will be refunded to customers with interest through the societal benefits charge (SBC) beginning August 1, 2003. Refer to the Critical Accounting Policies section for additional information regarding the MTC.

On May 24, 2002, we filed an electric rate case with the New Jersey Board of Public Utilities (BPU). In this filing, we requested an annual $250 million rate increase for our electric distribution business. The proposed rate increase includes $187 million of increased revenues relating to a $1.7 billion increase in our rate base, which is primarily due to the investment that we have made in our electric distribution facilities since the last electric rate case in 1992; $18 million in higher depreciation rates and $45 million to recover various other expenses, such as wages, fringe benefits, and the need to enhance the security and reliability of the electric distribution system. The requested increase proposes a maximum return on equity of 11.75% for our electric distribution business.

Assuming current cost levels and a normal business environment, the proposed rate increase would significantly impact our earnings and operating cash flows. The non-depreciation portion of the rate increase ($232 million) would have a positive effect on our earnings and operating cash flows. The depreciation portion of the rate increase ($18 million) would have no impact on our earnings, as the increased operating cash flows would be offset by higher depreciation charges.

In accordance with BPU'S Final Order, which implemented parts of New Jersey's Electric Discount and Competition Act, we were required to reduce electric rates in four steps totaling 13.9% during the four year transition period. The last step, a 4.9% decrease, will take effect August 1, 2002.

If approved, the proposed rate increase would be effective August 1, 2003, the end of the transition period. While the proposed rate increase would increase electric distribution rates by 12.8% from the July 31, 2003 level, rates will remain 2.6% lower than the levels in April 1999, when the BPU issued its Final Order. We cannot predict the outcome of these rate proceedings at the current time.

Various cost-cutting initiatives recently put in place are expected to offset lower revenues from our gas distribution business due to the warmer weather in 2002, and as a result, we have affirmed our projected earnings for the year. We currently expect to earn between $175 million to $185 million for the twelve months ending December 31, 2002. Our future success will be dependent, in part, on our ability to obtain a successful outcome to the recently filed electric rate case, our ability to continue to recover the regulatory assets we have deferred, the investments we plan to make in our electric and gas transmission and distribution systems. We will also be impacted by the effect of lower assumed rate of returns and lower fund balances on our pension and other postretirement benefit plan (OPEB) expenses.

RESULTS OF OPERATIONS

Operating Revenues

Electric Transmission and Distribution

Electric Transmission and Distribution revenues decreased $35 million or 4% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to the implementation of a 2% electric rate reduction in August of 2001, lower DSM revenues, lower distribution sales volumes and a decrease in miscellaneous revenues offset by increased commodity sales volumes. The 2% rate reduction reduced revenues by approximately $18 million and is passed through to Power through a reduction in the MTC. As a result, electric energy costs decreased by a corresponding amount. Revenues also decreased by approximately $19 million due to lower recovery of lost sales associated with DSM programs through the SBC. Also, lower distribution sales volumes, primarily relating to our industrial customers, reduced revenues by approximately $6 million. Finally, there was an approximate $12 million decrease in miscellaneous electric revenues primarily relating to replacement capacity charges (approximately $8 million) and fiber optics (approximately $2 million). Partially offsetting these decreases were higher Basic Generation Service (BGS) or commodity sales volumes, which increased revenues by approximately $22 million and was primarily due to customers returning to us from third party suppliers (TPS) as wholesale market prices exceeded the fixed BGS rates. At June 30, 2002, TPS were serving 0.3% of the customer load traditionally served by us as compared to the June 30, 2001 level of 1.5%.

Electric Transmission and Distribution revenues decreased $61 million or 3% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to the implementation of a 2% electric rate reduction in February of 2001 and another 2% electric rate reduction in August of 2001, lower DSM revenues, lower distribution sales volumes and a decrease in miscellaneous revenues offset by increased commodity sales volumes. The electric rate reductions and the lower DSM revenues caused a decrease of approximately $44 million and $19 million, respectively. Lower distribution sales volumes, primarily relating to our industrial customers, reduced revenues by approximately $25 million. There was an approximate $14 million decrease in miscellaneous electric revenues primarily relating to replacement capacity charges (approximately $9 million) and fiber optics (approximately $2 million). Partially offsetting these decreases were higher commodity sales volumes, which increased revenues by approximately $47 million and were primarily due to customers returning to us from TPS as wholesale market prices exceeded the fixed BGS rates.

Gas Distribution

Gas distribution revenue decreased $46 million or 13% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to decreased commodity rates (approximately $55 million) offset by increased gas base rates (approximately $10 million). These rates were adjusted based on our gas rate case settlement, which became effective January 9, 2002.

Gas distribution revenue decreased $313 million or 22% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to the warmer winter in 2002 (approximately $80 million) and decreased commodity rates (approximately $270 million) offset by increased gas base rates (approximately $36 million).

Operating Expenses

Electric Energy Costs

Electric Energy costs increased $11 million or 2% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to higher commodity sales volumes under the BGS contract with Power (approximately $22 million) and an increase in the amortization of the excess electric distribution depreciation reserve (approximately $6 million) discussed below in Depreciation and Amortization, partially offset by lower MTC charges from Power. The lower MTC charges from Power were principally due to the rate reductions discussed above in Electric Transmission and Distribution Revenues, which reduced our MTC costs by approximately $18 million. Overall, changes in the MTC do not have any impact on our earnings.

Electric Energy costs decreased $10 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to the implementation of a 2% electric rate reduction in February of 2001 and another 2% electric rate reduction in August of 2001 and the effects of weather offset by higher amounts paid to Power relating to the amortization of the excess electric distribution depreciation reserve and higher commodity sales volumes.

Gas Costs

Gas Costs decreased $54 million or 22% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to lower commodity rates (approximately $55 million) which became effective January 9, 2002.

Gas costs decreased $314 million or 30% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to lower demand as a result of the warmer weather in 2002 (approximately $40 million) and decreased commodity rates (approximately $270 million).

Depreciation and Amortization

Depreciation and Amortization increased $9 million or 10% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to an increase in depreciable fixed assets and higher depreciation expense recorded in accordance with our increased gas base rates. Amortization of the regulatory asset recorded for our stranded costs increased by approximately $3 million. Miscellaneous amortization, primarily relating to regulatory assets and liabilities, increased by approximately $3 million. This was offset by a $6 million reduction relating to higher amortization of the excess electric distribution depreciation reserve which is equal to a component of the amount we pay to Power (but we do not collect this component of the rate from customers). Accordingly, this had no impact on our earnings, but reduced our gross margin and operating cash flows. For additional information, see Note 3. Regulatory Assets and Liabilities.

Depreciation and Amortization increased $35 million or 21% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to an increase in depreciable fixed assets, higher depreciation expense recorded in accordance with our increased gas base rates and an increase of $27 million relating to a full period's recognition of amortization of the regulatory asset recorded for our stranded costs, whose amortization began in February 2001. In addition, miscellaneous amortization, primarily relating to regulatory assets and liabilities, increased by approximately $5 million. This was offset by an $11 million decrease relating to higher amortization of the excess electric distribution depreciation reserve.

Other Income

Other Income decreased $18 million or 75% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to a decrease in interest income of $16 million and a $2 million decrease in gains relating to the disposal of assets. Interest income decreased by $6 million due to PSEG paying off an intercompany note on April 16, 2001. Interest income decreased by approximately $8 million due to lower amounts of funds being invested in money markets in the second quarter of 2002 as compared to the prior period.

Other Income decreased $83 million or 88% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to reduced interest income of $81 million and a $2 million decrease in gains relating to the disposal of assets. Interest income decreased by $66 million due to interest income being recorded in the prior year for intercompany notes from PSEG and Power. Interest income decreased by approximately $13 million due to lower amounts of funds being invested in money markets in 2002 as compared to the prior period.

Interest Expense

Interest Expense decreased $10 million and $25 million or 9% and 11% for the quarter and six months ended June 30, 2002 as compared to the quarter and six months ended June 30, 2001 respectively primarily due to reduced levels of short-term and long-term debt.

Preferred Securities Dividend Requirements of Subsidiaries

Preferred Securities Dividend Requirements of Subsidiaries decreased $3 million or 43% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 and $11 million or 61% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily due to redemptions in March 2001 and June 2001.

Income Taxes

Income taxes decreased $19 million or 106% for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 and $54 million or 57% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 almost entirely due to lower pre-tax income in the current year. Lower pre-tax book income reduced income tax expense by approximately $18 million and $50 million for the quarter and six months ended June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have the following credit facilities for various funding purposes and to provide liquidity for our $400 million commercial paper program. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of June 30, 2002, we had no commercial paper outstanding.

The following table summarizes our various facilities as of June 30, 2002:

                             Expiration            Total              Primary
                                Date              Facility            Purpose
------------------------  -----------------   -----------------    -------------
                                            (Millions of Dollars)
364-day Credit Facility       June 2003             $200             CP Support
3-year Credit Facility        June 2005              200             CP Support
Uncommitted Bilateral
   Credit Agreement             N/A                   *                Funding

* Availability varies based on market conditions.

Under our Mortgage, we may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that our ratio of earnings to fixed charges calculated in accordance with our Mortgage is at least 2:1, and/or against retired Mortgage Bonds. At June 30, 2002, our Mortgage coverage ratio was 3:1. As of June 30, 2002, the Mortgage would permit up to approximately $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. We will need to obtain BPU authorization to issue any financing necessary for our capital program, including refunding of maturing debt and opportunistic refinancing. We have authorization from the BPU to issue $1 billion of long-term debt through December 31, 2003 for the refunding of maturing debt and opportunistic refinancing of debt.

On December 27, 2001, we filed a shelf registration statement on Form S-3 for the issuance of $1 billion of debt and tax deferred preferred securities, which was declared effective by the SEC in February 2002.

Since 1986, we have made regular cash payments to PSEG in the form of dividends on outstanding shares of our common stock. We paid common stock dividends of $150 million and $112 million to PSEG for the six months ended June 30, 2002 and 2001, respectively.

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

For the six months ended June 30, 2002 and 2001, we made net plant additions of $196 million and $172 million, excluding Allowance for Funds Used During
Construction (AFDC), related to improvements in our transmission and distribution system, gas system and common facilities. Our plant additions for the six months ended June 30, 2002 were included in our current year's forecast. Our projected construction expenditures for the next five years are as follows:

                                ($ Millions)
       -----------------------------------------------------------------
          2002           2003         2004          2005         2006
       -----------     --------     ---------     --------     ---------
         $ 485         $ 440         $ 440        $ 450         $ 465
       ===========     ========     =========     ========     =========

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

ACCOUNTING ISSUES

Critical Accounting Policies and Other Accounting Matters

Our most critical accounting policies include the application of: Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for our regulated transmission and distribution business and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), to account for our various hedging transactions.

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

The MTC was authorized by the BPU as an opportunity to recover up to $540 million (net of tax) of our unsecuritized generation-related stranded costs on a net present value basis. The amounts we recover from customers through the MTC are paid to Power, this does not impact our earnings. As a result of the appellate reviews of the Final Order, our securitization transaction was delayed until the first quarter of 2001, causing a delay in the implementation of the Securitization Transition Charge (STC), which would have reduced the MTC. As a result, the MTC was being recovered at a faster rate than intended under the Final Order and a significant overrecovery was probable. In order to properly recognize the recovery of the allowed unsecuritized stranded costs over the transition period, we recorded a regulatory liability and a charge to net income of $76 million, pre-tax, or $45 million, after tax, in the third quarter of 2000 for the cumulative amount of estimated collections in excess of the allowed unsecuritized stranded costs for the period prior to the generation-related asset transfer to Power. We then began deferring a portion of these revenues each month to recognize the estimated collections in excess of the allowed unsecuritized stranded costs. As of June 30, 2002, this deferred amount was $185 million, of which $16 million relates to the current year, and is aggregated with the SBC.

The amortization of the Excess Electric Distribution Depreciation Reserve is another significant regulatory liability affecting our earnings. As required by the BPU, we reduced our depreciation reserve for our electric distribution assets by $569 million and recorded such amount as a regulatory liability to be amortized over the period from January 1, 2000 to July 31, 2003. Through June 30, 2002, $324 million has been amortized and recorded as a reduction of depreciation expense pursuant to the Final Order, of which $74 million relates to 2002. The remaining $245 million will be amortized through July 31, 2003.

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


FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used herein, the words "will", "anticipate", "intend", "estimate", "believe", "expect", "plan", "hypothetical", "potential", "projected", "forecast" or variations of such words and similar expressions are intended to identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive or as any admission regarding the adequacy of our disclosures prior to the effective date of the Private Securities Litigation Reform Act of 1995.

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed in the Notes to Consolidated Financial Statements. Our policy is to use derivatives to manage risk consistent with our business plans and prudent practices. PSEG has a Risk Management Committee comprised of executive officers, which we utilize for an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices. See Note 5. Financial Instruments and Risk Management for a discussion of risks associated with commodity contracts and interest rates.

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

                           PART II. OTHER INFORMATION
                           --------------------------

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of Public Service Electric and Gas Company's (PSE&G) 2001 Annual Report on Form 10-K and the quarterly report on Form 10-Q for the quarter ended March 31, 2002 is updated below.

In addition see the following at the pages hereof indicated:

(1) Form 10-K, Pages 7 and 8. See Pages 7, 11 and 12 regarding our Gas Contract Transfer, Docket Nos. GR01050328 and GR01050297.

(2) Form 10-K, Pages 10 and 49. See Page 6 regarding our MGP remediation program.

(3) Form 10-K, Page 49. See Page 6. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

(4) March 31, 2002 Form 10-Q, Page 18. Con Edison complaint filed against us at FERC pursuant to Section 206 of the Federal Power Act. Docket No. EL02-23-000. See page 20.

(5) New Matter: Atlantic City Electric Co., et al. v. Federal Energy Regulatory Commission. See page 20.

(6)  New Matter: The filing of our electric rate case. See page 12.

                            ITEM 5. OTHER INFORMATION

Affiliate Standards

Form 10-K, page 6. On February 8, 2002 and March 27, 2002, the BPU issued orders adopting the Competitive Service Audit reports on the state's electric and gas utilities. The audit report generally concluded that we were in compliance with the BPU's Affiliate Standards, and the BPU ordered implementation of 24 of the auditor's recommendations, to which we did not specifically object.

On July 1, 2002, we filed our Affiliate Standards compliance plan in accordance with the BPU's regulations. Also in July 2002, the BPU commenced its next regular audit of the state's electric and gas utilities' competitive activities. The audit is expected to continue through the Spring of 2003.

Uranium Enrichment Decontamination and Decommissioning Fund

Form 10-K, page 11. In accordance with the EPAct, domestic entities that own nuclear generating stations are required to pay into a decontamination and decommissioning fund, based on their past purchases of U.S. government enrichment services. Along with other nuclear generator owners, PSEG filed suit in the U.S. Court of Claims and in the U.S. District Court, Southern District of New York to recover these costs. In July 2002, PSEG withdrew from this lawsuit without prejudice, due to an unfavorable decision against another nuclear generator owner in the lawsuit.

FERC Notice of Proposed Rule Making (NOPR)

Form 10-K, page 8. On July 31, 2002 the FERC issued a NOPR to create a Standard Market Design for the wholesale electricity markets in the United States. The NOPR seeks to improve the consistency of market rules throughout the country, including issues related to reliability, market power concerns, transmission, pricing, congestion, governance and other issues. We cannot predict the outcome of this matter or its impact upon us if adopted, which could significantly affect transmission and generation in the various markets in which we operate.

Con Edison Complaint

March 31, 2002 Form 10-Q, Page 18. On November 15, 2001, Consolidated Edison, Inc. (Con Edison) filed a complaint against us at the Federal Energy Regulatory Commission (FERC or Commission) pursuant to Section 206 of the Federal Power Act asserting that we had breached agreements covering 1,000 MW of transmission by curtailing service and failing to maintain sufficient system capacity to satisfy all of our service obligations. We denied the allegations set forth in the complaint. While finding that Con Edison's presentation of evidence failed to demonstrate several of the allegations, on April 26, 2002, FERC found sufficient reason to set the complaint for hearing. An initial decision issued by an administrative law judge on April 25, 2002 upheld our claim that the contracts do not require the provision of "firm" transmission service to Con Edison but also accepted Con Edison's contentions that we were obligated to provide service to Con Edison utilizing all the facilities comprising our electrical system including generation facilities and that we were financially responsible for above-market generation costs needed to effectuate the desired power flows. Under FERC procedures, an initial decision is not binding unless and until its findings have been approved by the Commission. We filed a brief taking exception to the adverse findings of the April 25, 2002 order and believe that we have presented meritorious arguments supporting our interpretation of the contractual obligations. A Commission decision concerning the findings of the April 25, 2002 order was expected on July 31, 2002. Settlement discussions between the companies with respect to this matter have been on-going and, on July 17, 2002, representatives of the companies met for settlement discussions mediated by a FERC administrative law judge. Based on progress made at these discussions, Con Edison sought to extend the date for the issuance of the FERC decision addressing the April 25, 2002 initial decision and to extend the date for the commencement of a hearing with respect to issues in the case not addressed by the April 25, 2002 initial decision. At present, in the event the dispute is not settled, the FERC decision is expected on September 11, 2002 and the hearing before the administrative law judge will commence in October 2002. If Con Edison is successful in litigation, we could be required to provide future transmission services with uneconomic generation resources at a substantial cost to us. The findings in the April 25, 2002 initial decision notwithstanding, we believe we have complied with the terms of the Agreements and will vigorously defend our position. The nature and cost of any remedy, which is expected to be prospective only, cannot be predicted. Further, even in the event settlement is reached with Con Edison, we could still be required to bear substantial levels of additional costs. Docket No. EL02-23-000.

FERC Order and PJM Restructuring

New Matter: Atlantic City Electric Co., et al. v. Federal Energy Regulatory Commission. On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of us and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator (ISO). The Court agreed with our position and ruled that: (1) FERC lacks authority to require the utility owners to give up their statutory rights under Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design; (2) FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed; and (3) As to our situation, FERC could not accomplish a generic existing precedent, it was first necessary to make a particularized finding with respect to the public interest, which was not done here. This decision could be subject to an appeal to the United States Supreme Court by the respondents, including the FERC.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  A listing of exhibits being filed with this document is as follows:

     Exhibit Number                Document
     --------------                --------
     10                            Basic Generation Service (BGS) Contract

     12                            Computation of Ratios of Earnings to Fixed
                                   Charges

     12(A) Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities

     99 Certification by E. James Ferland, Chairman of the Board and Chief Executive Officer of Public Service Electric and Gas Company Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     99.1 Certification by Robert E. Busch, Senior Vice President - Finance and Chief Financial Officer of Public Service Electric and Gas Company Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code


(B)  Reports on Form 8-K and 8-K/A:

     Date of Report                Form                    Items Reported
     --------------                ----                    --------------
     July 17, 2002                 8-K                     Items 5 and 7
     July 29, 2002                 8-K/A                   Items 5 and 7

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


Date: August 2, 2002