Form 10-Q
period 2002-09-30
PUBLIC SERVICE ELECTRIC & GAS CO
filed 2002-11-04
CIK 81033

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission             Registrant, State of Incorporation,    I.R.S. Employer
File Number                Address, and Telephone Number      Identification No.
--------------------------------------------------------------------------------
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

                              Yes   X       No __

      As of September 30, 2002, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of common stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   1

Item 2. Management's Discussion and Analysis of Financial Condition and ....  12
        Results of Operations

Item 3. Qualitative and Quantitative Disclosures About Market Risk .........  20

Item 4. Controls and Procedures ............................................  20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  20

Item 5. Other Information ..................................................  20

Item 6. Exhibits and Reports on Form 8-K ...................................  23

Signature ..................................................................  24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Millions)
                                   (Unaudited)

                                                                                        For the                     For the
                                                                                   Three Months Ended          Nine Months Ended
                                                                                 ---------------------        ---------------------
                                                                                      September 30,               September 30,
                                                                                   2002          2001          2002          2001
                                                                                  -------       -------       -------       -------
OPERATING REVENUES
   Electric Transmission and Distribution ..................................      $ 1,164       $ 1,123       $ 2,932       $ 2,952
   Gas Distribution ........................................................          241           272         1,362         1,706
                                                                                  -------       -------       -------       -------
       Total Operating Revenues ............................................        1,405         1,395         4,294         4,658
                                                                                  -------       -------       -------       -------
OPERATING EXPENSES
   Electric Energy Costs ...................................................          696           677         1,797         1,788
   Gas Costs ...............................................................          141           177           857         1,207
   Operation and Maintenance ...............................................          230           245           721           742
   Depreciation and Amortization ...........................................          123           114           316           272
   Taxes Other than Income Taxes ...........................................           31            23            97            92
                                                                                  -------       -------       -------       -------
       Total Operating Expenses ............................................        1,221         1,236         3,788         4,101
                                                                                  -------       -------       -------       -------
OPERATING INCOME ...........................................................          184           159           506           557
Other Income ...............................................................            4            11            15           104
Other Deductions ...........................................................           --            (1)           (1)           (3)
Interest Expense ...........................................................          (97)         (111)         (306)         (344)
Preferred Securities Dividend Requirements of Subsidiaries .................           (3)           (4)          (10)          (22)
                                                                                  -------       -------       -------       -------
INCOME BEFORE INCOME TAXES .................................................           88            54           204           292
Income Taxes ...............................................................          (32)           11           (73)          (84)
                                                                                  -------       -------       -------       -------
NET INCOME .................................................................           56            65           131           208
Preferred Securities Dividend Requirements and Premium
   On Redemption ...........................................................           (1)           --            (3)           (4)
                                                                                  -------       -------       -------       -------
EARNINGS AVAILABLE TO PUBLIC SERVICE
   ENTERPRISE GROUP INCORPORATED ...........................................      $    55       $    65       $   128       $   204
                                                                                  =======       =======       =======       =======

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Millions)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------
CURRENT ASSETS
   Cash and Cash Equivalents ......................    $     58     $    102
   Accounts Receivable:
     Customer Accounts Receivable .................         515          556
     Other Accounts Receivable ....................          73           67
     Allowance for Doubtful Accounts ..............         (31)         (38)
   Unbilled Revenues ..............................         160          291
   Natural Gas ....................................          --          415
   Materials and Supplies .........................          53           50
   Prepayments ....................................         122           40
   Energy Contracts ...............................          --           32
   Restricted Cash ................................          14           12
   Other ..........................................          23           22
                                                       --------     --------
     Total Current Assets .........................         987        1,549
                                                       --------     --------
PROPERTY, PLANT AND EQUIPMENT
   Electric .......................................       5,674        5,501
   Gas ............................................       3,401        3,284
   Other ..........................................         403          385
                                                       --------     --------
     Total ........................................       9,478        9,170
   Accumulated Depreciation and Amortization ......      (3,547)      (3,329)
                                                       --------     --------
     Net Property, Plant and Equipment ............       5,931        5,841
                                                       --------     --------

NONCURRENT ASSETS
   Regulatory Assets ..............................       5,049        5,247
   Long-Term Investments ..........................         121          112
   Other Special Funds ............................         239          130
   Other ..........................................          78           84
                                                       --------     --------
     Total Noncurrent Assets ......................       5,487        5,573
                                                       --------     --------
TOTAL ASSETS ......................................    $ 12,405     $ 12,963
                                                       ========     ========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND CAPITALIZATION
                                   (Millions)
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        2002          2001
                                                    -------------  ------------
CURRENT LIABILITIES
   Long-Term Debt Due Within One Year ..............  $    428     $    668
   Commercial Paper and Loans ......................       131           --
   Accounts Payable ................................       495          642
   Energy Contracts ................................        --          169
   Accrued Taxes ...................................         4           30
   Other ...........................................       284          277
                                                      --------     --------
     Total Current Liabilities .....................     1,342        1,786
                                                      --------     --------
NONCURRENT LIABILITIES
   Deferred Income Taxes and Investment Tax
     Credit (ITC) ..................................     2,547        2,551
   Regulatory Liabilities ..........................       363          373
   Other Postemployment Benefit (OPEB) Costs .......       480          466
   Other ...........................................       206          205
                                                      --------     --------
     Total Noncurrent Liabilities ..................     3,596        3,595
                                                      --------     --------

COMMITMENTS AND CONTINGENT LIABILITIES (see Note 4)

CAPITALIZATION
   LONG-TERM DEBT

     Long-Term Debt ................................     2,626        2,626
     Securitization Debt ...........................     2,259        2,351
                                                      --------     --------
       Total Long-Term Debt ........................     4,885        4,977

   PREFERRED SECURITIES
     Preferred Stock Without Mandatory Redemption ..        80           80
     Subsidiaries' Preferred Securities:
     Guaranteed Preferred Beneficial Interest in
       Subordinated Debentures .....................       155          155
                                                      --------     --------
       Total Preferred Securities ..................       235          235
                                                      --------     --------

   COMMON STOCKHOLDER'S EQUITY
     Common Stock; 150,000,000 shares authorized,
       132,450,344 shares issued and outstanding ...       892          892
     Basis Adjustment ..............................       986          986
     Retained Earnings .............................       471          493
     Accumulated Other Comprehensive Loss ..........        (2)          (1)
                                                      --------     --------
       Total Common Stockholder's Equity ...........     2,347        2,370
                                                      --------     --------
         Total Capitalization ......................     7,467        7,582
                                                      --------     --------
TOTAL LIABILITIES AND CAPITALIZATION ...............  $ 12,405     $ 12,963
                                                      ========     ========

See Notes to Consolidated Financial Statements.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Millions)
                                   (Unaudited)

                                                                  For the
                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                             2002        2001
                                                            ------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..........................................    $ 131     $   208
   Adjustments to reconcile net income to net
     cash flows from operating activities:
   Depreciation and Amortization .......................      316         272
   Provision for Deferred Income Taxes and ITC .........      (32)        (79)
    Non-Cash Benefit Plan Costs ........................      106         113
    Non-Cash Interest Expense ..........................       19           6
   Over Recovery of Electric Energy Costs and
     Market Transition Charge (MTC) ....................       64          47
   Under Recovery of Gas Costs .........................      (66)       (145)
   Net Changes in Certain Current Assets and
    Liabilities:
     Accounts Receivable and Unbilled Revenues .........      159         259
     Natural Gas .......................................      415         (78)
       Materials and Supplies ..........................       (3)        (10)
     Prepayments .......................................      (82)       (134)
     Restricted Cash ...................................       (2)         (6)
     Accrued Interest ..................................      (19)         --
     Accrued Taxes .....................................      (26)         --
     Accounts Payable ..................................     (147)       (219)
     Other Current Assets and Liabilities ..............      (21)        (12)
    Benefit Plan Funding and Payments ..................     (187)       (109)
   Other ...............................................        9           8
                                                            -----     -------
     Net Cash Provided By Operating Activities .........      634         121
                                                            -----     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to Property, Plant and Equipment ..........     (322)       (268)
                                                            -----     -------
     Net Cash Used in Investing Activities .............     (322)       (268)
                                                            -----     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Change in Short-Term Debt .......................      131      (1,543)
   Issuance of Long-Term Debt ..........................      300       2,525
   Deferred Issuance Costs .............................       (2)       (201)
   Redemption/Purchase of Long-Term Debt ...............     (632)       (326)
   Collection of Note Receivable - Affiliated Company ..       --       2,786
   Redemption of Preferred Securities ..................       --        (448)
   Return of Capital ...................................       --      (2,265)
   Dividends Paid on Common Stock ......................     (150)       (112)
   Dividends Paid on Preferred Stock ...................       (3)         (4)
                                                            -----     -------
     Net Cash (Used)/Provided By in Financing
       Activities ......................................     (356)        412
                                                            -----     -------
Net Change in Cash and Cash Equivalents ................      (44)        265
Cash and Cash Equivalents at Beginning of Period .......      102          39
                                                            -----     -------
Cash and Cash Equivalents at End of Period .............    $  58     $   304
                                                            =====     =======

Income Taxes Paid ......................................    $ 124     $   253
Interest Paid ..........................................    $ 338     $   330

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. Organization and Basis of Presentation

Organization

Unless the context otherwise indicates, all references to "PSE&G," "we," "us" or "our" herein means Public Service Electric and Gas Company, a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102 and its consolidated subsidiaries. We are a wholly-owned subsidiary of Public Service Enterprise Group Incorporated (PSEG) and are an operating public utility providing electric transmission and electric and gas distribution service in certain areas within the State of New Jersey. Following the transfer of our generation-related assets to Power in August 2000 and our gas supply portfolio in May 2002, we continue to own and operate our transmission and distribution business. PSEG owns all of our common stock.

We also have a wholly-owned subsidiary, PSE&G Transition Funding LLC that was organized for the sole purpose of purchasing and owning bondable transition property (BTP) of PSE&G and issuing securitization bonds.

Basis of Presentation

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements (Statements) and Notes to Consolidated Financial Statements (Notes) update and supplement matters discussed in our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and June 30, 2002 and should be read in conjunction with those reports.

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

Note 2. Recent Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142)

On January 1, 2002, we adopted SFAS 142. Under SFAS 142, goodwill is considered a nonamortizable asset and is subject to an annual review for impairment and an interim review when indications of impairment arise. At the date of adoption, we did not have any goodwill or other intangible assets on our balance sheet. Therefore, there was no effect on our financial position or results of operations as a result of adopting this standard.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144)

On January 1, 2002, we adopted SFAS 144. Upon adoption, SFAS 144 did not have an effect on our financial position or results of operations. Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell. Also under SFAS 144, discontinued operations are no longer measured at net realizable value and no longer include amounts for operating losses that have not yet occurred.

                                   (UNAUDITED)

SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143. Under SFAS 143, the fair value of a liability for an asset retirement obligation
(ARO) is required to be recorded in the period in which it is incurred with an offsetting amount recorded as an asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effect of this guidance and any potential impact on our financial position, results of operations and cash flow. The impact may be material to the classification of items on our balance sheet. We currently do not expect any income statement effect due to the adoption of this statement.

In August 2002, we filed a petition requesting clarification from the New Jersey Board of Public Utilities (BPU) regarding the future cost responsibility for nuclear decommissioning and whether, as a matter of law and policy; (a) our customers will continue to pay for such costs through the Societal Benefits Clause (SBC) or (b) such customer responsibility will terminate at the end of the four-year transition period on July 31, 2003. We cannot predict the outcome of this matter.

SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145)

During the third quarter of 2002, we adopted SFAS 145. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," (SFAS 4) and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" (SFAS 64). SFAS 4 required that gains and losses from extinguishments of debt that were included in the determination of net income be aggregated, and if material, classified as an extraordinary item. Since the issuance of SFAS 4, the use of debt extinguishments has become part of the risk management strategy of many companies, representing a type of debt extinguishment that does not meet the criteria for classification as an extraordinary item. Based on this trend, the FASB issued this rescission of SFAS 4 and SFAS 64. Accordingly, under SFAS 145, we will record any gains and losses from extinguishments of debt in Other Income or Other Deductions. We adopted SFAS 145 retroactive to January 1, 2002, with no impact to our financial position, results of operations, or net cash flows.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146)

In June 2002, the FASB issued SFAS 146, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143. It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002, in accordance with the effective date of the standard.

                                   (UNAUDITED)

Note 3. Regulatory Assets and Liabilities

At September 30, 2002 and December 31, 2001, respectively, we had deferred the following regulatory assets and liabilities on the Consolidated Balance Sheets:

                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------
                                                             (Millions)
Regulatory Assets
-----------------
Stranded Costs To Be Recovered .......................    $3,936      $4,105
SFAS 109 Income Taxes ................................       318         302
Other Postretirement Benefit Plan (OPEB) Costs .......       198         212
Societal Benefits Charges (SBC) ......................        --           4
Manufactured Gas Plant Remediation Costs .............        87          87
Unamortized Loss on Reacquired Debt and Debt Expense .        88          92
Under Recovered Gas Costs ............................       182         120
Unrealized Losses on Gas Contracts ...................        --         137
Unrealized Losses on Interest Rate Swap ..............        65          18
Repair Allowance Taxes ...............................        93          84
Decontamination and Decommissioning Costs ............        25          25
Plant and Regulatory Study Costs .....................        27          31
Regulatory Restructuring Costs .......................        27          27
Other ................................................         3           3
                                                          ------      ------
      Total Regulatory Assets ........................    $5,049      $5,247
                                                          ======      ======
Regulatory Liabilities
----------------------
Excess Depreciation Reserve ..........................    $  208      $  319
Over Recovered Electric Energy Costs (BGS and NTC) ...        96          48
SBC ..................................................        47          --
Other ................................................        12           6
                                                          ------      ------
      Total Regulatory Liabilities ...................    $  363      $  373
                                                          ======      ======

Note 4. Commitments and Contingent Liabilities

Hazardous Waste

The New Jersey Department of Environmental Protection (NJDEP) regulations concerning site investigation and remediation require an ecological evaluation of potential injuries to natural resources in connection with a remedial investigation of contaminated sites. The NJDEP is presently working with the industry to develop procedures for implementing these regulations. These regulations may substantially increase the costs of remedial investigations and remediations, where necessary, particularly at sites situated on surface water bodies. We and our predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. We do not anticipate that compliance with these regulations will have a material adverse effect on our financial position, results of operations or net cash flows.

                                   (UNAUDITED)

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

At September 30, 2002 and December 31, 2001, our estimated liability for remediation costs through 2004 aggregated $87 million. Expenditures beyond 2004 cannot be reasonably estimated.

Passaic River Site

The United States Environmental Protection Agency (EPA) has determined that a stretch of the Passaic River in the area of Newark, New Jersey is a "facility" within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and that, to date, at least thirteen entities, including us, may be potentially liable for performing required remedial actions to address potential environmental pollution in the Passaic River facility. We and certain of our predecessors conducted industrial operations at properties within the Passaic River "facility". The operations include one operating electric generating station, one former generating station and four former MGPs. Our costs to clean up former MGPs are recoverable from utility customers under the SBC. We have contracted to sell the site of the former generating station, contingent upon approval by state regulatory agencies, to a third party under a contract, that would release and indemnify us for claims arising out of the site. We cannot predict what action, if any, the EPA or any third party may take against us with respect to this matter, or in such event, what costs we may incur to address any such claims. However, such costs may be material.

Note 5. Financial Instruments

Fair Value of Financial Instruments

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions at September 30, 2002 and December 31, 2001, respectively.

                                                                               September 30, 2002              December 31, 2001
                                                                            ------------------------        -----------------------
                                                                            Carrying           Fair         Carrying          Fair
                                                                             Amount           Value          Amount           Value
                                                                            --------          ------        --------         ------
                                                                                                   (Millions)
Long-Term Debt:
     PSE&G .........................................................          $2,926          $3,242          $3,173          $3,290
     Transition Funding ............................................           2,387           2,579           2,472           2,575
Preferred Securities Subject to Mandatory Redemption:
     Monthly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures ............................              60              61              60              60
     Quarterly Guaranteed Preferred Beneficial Interest in
        PSE&G's Subordinated Debentures ............................              95              97              95              96

                                   (UNAUDITED)

Commodity-Related Instruments - Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. Transition Funding has entered into an interest rate swap on its sole class of floating rate transition bonds. The notional amount of the interest rate swap was approximately $497 million. The interest rate swap is indexed to the three-month LIBOR rate. The fair value of the interest rate swap was approximately $(65) million as of September 30, 2002 and $(18) million as of December 31, 2001 and was recorded as a derivative liability, with an offsetting amount recorded as a regulatory asset on the Consolidated Balance Sheets. This amount will vary over time as a result of changes in market conditions.

Note 6. Income Taxes

A tax (benefit) expense has been recorded for the results of continuing operations. An analysis of that (benefit) expense is as follows:

                                                                               Three Months Ended               Nine Months Ended
                                                                                  September 30,                    September 30,
                                                                              -----------------------          --------------------
                                                                               2002             2001            2002          2001
                                                                              -----------------------------------------------------
                                                                                                    (Millions)
Pre-Tax Income .....................................................           $88              $54             $204          $292

Tax Computed at the Federal Statutory Rate at 35% ..................            30               19               71           102

Increases (decreases) from Federal
  statutory rate attributable to:

    State Income Taxes after Federal Benefit .......................             7                4               17            22
    Plant Related Items ............................................            (3)             (31)             (10)          (41)
    Other ..........................................................            (2)              (3)              (5)            1
                                                                              -----------------------------------------------------
Total Income Tax (Benefit) Expense .................................            32             $(11)            $ 73          $ 84
                                                                              -----------------------------------------------------
      Effective Income Tax Rate ....................................          36.3%           (20.4)%           35.8%         28.8%

The increase in the effective tax rate for the three and nine months ended September 30, 2002, as compared to the same periods for 2001, is due primarily to the conclusion of the 1994-1996 Internal Revenue Service (IRS) audit and upon filing our actual tax return for the year 2000.

Note 7. Financial Information by Business Segments

Following the transfer of our generation-related assets to PSEG Power LLC (Power) in August 2000, we continue to own and operate our transmission and distribution (T&D) business as our only reportable segment.

                                   (UNAUDITED)

Note 8. Comprehensive Income

For the three months ended September 30, 2002 and 2001, our comprehensive income was $56 million and $65 million, respectively. For the nine months ended September 30, 2002 and 2001, our other comprehensive income (loss) (OCI) was $(1) million and $2 million, respectively, relating to our minimum pension liability. For the nine months ended September 30, 2002 and 2001, our comprehensive income was $130 million and $210 million, respectively.

Note 9. Other Income

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                       ---------------------            -------------------
                                                                       2002             2001            2002          2001
                                                                       ----------------------------------------------------
                                                                                             (Millions)
Other Income
    Interest Income ........................................           $  4            $  9             $ 13          $ 99
    Gain on Disposition of Property ........................             --               1                1             4
    Other ..................................................             --               1                1             1
                                                                       ----            ----             ----          ----
Total Other Income .........................................           $  4            $ 11             $ 15          $104
                                                                       ====            ====             ====          ====

Note 10. Related-Party Transactions

PSEG AND POWER

In August 2000, we transferred our electric generation assets and liabilities to Power in exchange for a $2.8 billion Promissory Note. Interest on the Promissory Note was payable at an annual rate of 14.23%, which represented our weighted average cost of capital. For the period from January 1, 2001 to January 31, 2001, we recorded interest income of approximately $34 million relating to the Promissory Note. Power repaid the Promissory Note on January 31, 2001.

In addition, on January 31, 2001, we loaned $1.1 billion to PSEG at 14.23% per annum and recorded interest income of approximately $33 million relating to the loan for the nine month period ended September 30, 2001. PSEG repaid the loan on April 16, 2001. We also returned $2.3 billion of capital to PSEG on January 31, 2001 utilizing proceeds from the $2.5 billion securitization transaction and the generation asset transfer, as required by the Final Order from the BPU, as part of our recapitalization.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) -- Concluded

Effective with the transfer of the electric generation business, Power charges us for the Market Transition Charge (MTC) and charged us for the energy and capacity provided to meet our Basic Generation Service (BGS) requirements through July 31, 2002. The MTC was authorized by the BPU as an opportunity to recover up to $540 million (net of tax) of our unsecuritized generation-related stranded costs on a net present value basis. The amounts we recover from customers through the MTC are paid to Power, thus this does not impact our earnings. For the quarters ended September 30, 2002 and 2001, respectively, we were charged by Power approximately $216 million and $568 million for the MTC and BGS. For the nine months ended September 30, 2002 and 2001, respectively, we were charged by Power approximately $1.2 billion and $1.5 billion for the MTC and BGS. As of December 31, 2001, our payable to Power relating to these costs was approximately $159 million. With commencement of the new BGS contract period on August 1, 2002, Power charges us only for the MTC. As of September 30, 2002 our payable to Power relating to these costs was approximately $1 million.

For the quarters ended September 30, 2002 and 2001, respectively, we sold energy and capacity to Power at market prices totaling approximately $48 million and $55 million, which we purchased under various non-utility generation (NUG) contracts at costs above market prices. For the nine months ended September 30, 2002 and 2001, these sales totaled $110 million and $135 million, respectively. As of September 30, 2002 and December 31, 2001, our receivable related to these purchases was approximately $13 million and $7 million, respectively. With commencement of the new BGS contract period on August 1, 2002, we can sell the energy purchased under the NUG contracts in a PJM administered market.

We have established an NTC to recover the above market costs related to these NUG contracts. The difference between our costs and recovery of costs through the NTC and sales to Power and third parties, which are priced at the locational marginal price (LMP) set by Pennsylvania-New Jersey-Maryland Power Pool (PJM) for energy and at wholesale market prices for capacity, is deferred as a regulatory asset or liability.

Effective May 1, 2002, we transferred our gas supply contracts and gas inventory requirements to Power for approximately $183 million. On the same date, we entered into a requirements contract with Power under which Power will provide the delivered gas supply services needed to meet our Basic Gas Supply Service
(BGSS) requirements. The contract term ends March 31, 2004, after which we have a three-year renewal option. As part of the agreement, we are providing Power the use of our peak shaving facilities at cost. The net billings under this contract for the three and nine months ended September 30, 2002 were approximately $111 million and $208 million, respectively. As of September 30, 2002, our net payable to Power relating to these costs was approximately $38 million.

PSEG SERVICES CORPORATION

PSEG Services Corporation provides administrative services to us and bills us for them on a monthly basis. Our costs related to such services amounted to approximately $46 million and $55 million for the quarters ended September 30, 2002 and 2001, respectively. These costs totaled $149 million and $171 million for the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, our payable related to these costs was approximately $15 million and $25 million, respectively.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to "PSE&G," "we," "us" or "our" herein means Public Service Electric and Gas Company (PSE&G), a New Jersey corporation with its principal executive offices at 80 Park Plaza, Newark, New Jersey 07102. This discussion makes reference to our Consolidated Financial
Statements (Statements) and related Notes to the Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

Following are the significant changes in or additions to information reported in our 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 affecting the consolidated financial condition and the results of operations of our subsidiaries and us. This discussion refers to our Consolidated Financial Statements (Statements) and related Notes to Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

OVERVIEW

For the quarter ended September 30, 2002, net income decreased $9 million or 14% as compared to the quarter ended September 30, 2001 primarily due to higher income tax expense. Offsetting the tax expense increase was an increase in our electric and gas margins (approximately 5%), primarily due to increased electric volumes, and lower (approximately 6%) operations and maintenance expense. The tax expense increase was due to adjustments recorded in 2001 as a result of the completion of the 1994-1996 Internal Revenue Service (IRS) audit and the actual filing of the 2000 tax return. For further discussion, see Results of Operations.

For the nine months ended September 30, 2002, net income decreased $77 million or 37% as compared to the nine months ended September 30, 2001 primarily due to a decrease in our operating margin on our electric and gas business and a decrease in other income. While our electric margin decreased (approximately 2%), primarily due to lower Demand Side Management (DSM) and fiber optic sales, our gas margins increased (approximately 1%) due to an increase in gas base rates offset by lower sales volumes due to weather. The decrease in other income was due to intercompany notes with PSEG and Power, which were repaid in early 2001. For further discussion, see Results of Operations.

Our cash position decreased $44 million from December 31, 2001 to September 30, 2002 primarily due to $322 million and $356 million of cash outflows for investing and financing activities, respectively, offset by $634 million of operating cash inflows. The operating cash inflows were primarily comprised of the gas contract transfer to PSEG Power LLC (Power), the restructuring of our non-utility generation (NUG) contract with El Paso Merchant Energy, and cash earnings during the period offset by benefit plan payments and prepayments of taxes. Our investing cash outflows related primarily to construction expenditures. Our financing cash outflows related primarily to the redemption of the Class A-1 series of Transition Funding LLC (Transition Funding)'s transition bonds, the maturity of long-term debt, and cash dividends paid on common and preferred stock offset by the issuance of long and short-term debt.

Our future cash activities will be impacted by various factors, including the recent Basic Generation Service (BGS) auction, which went into effect August 1, 2002. We have contracted for our energy needs for our expected peak load of 9,600 MW for the period August 1, 2002 through July 31, 2003. The difference between the current auction contract prices and the amount we are recovering from customers will result in a underrecovery of BGS costs of approximately $240 million annually, which will be deferred and collected from our customers with interest as provided in the New Jersey Board of Public Utilities (BPU) Order approving the auction process. In addition, recent downturns in the stock markets could affect the value of our pension plans that may result in a charge to our stockholders' equity at year-end. If required, this would result in an increase to our debt to capitalization ratio. See Accounting Matters for further information.

Under the Basic Gas Supply Service (BGSS) requirements, our gas costs in excess of (or below) the amount included in current commodity rates, are probable of being recovered from (returned to) customers through future commodity rates. Under SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
71), we defer (record) costs in excess of (or below) the amount included in current commodity rates. Therefore any increase or decrease in our gas commodity revenue is offset by a corresponding increase or decrease in gas costs on the income statement.

Underrecovered gas costs do not accrue interest, unless specifically approved by the BPU, while overrecovered gas costs do accrue interest. The BGSS rate is normally adjusted on an annual basis. In September 2002, we filed to increase our Residential Basic Gas Supply Service (BGSS) Commodity Charge to recover approximately $89 million in additional revenues, which includes $83 million for underrecovered costs accumulated since October 31, 2001.

On January 9, 2002 the BPU  approved  the  recovery of our  underrecovered  BGSS
(formerly LGAC) balance at October 31, 2001 of $130 million plus interest through a Gas Cost Underrecovery Adjustment (GCUA). This balance is being recovered, with interest over a three-year period ending September 2004. The underrecovered balance at September 30, 2002 is $115 million.

Our success will be dependent, in part, on our ability to obtain a reasonable outcome, which cannot be assured, to our recently filed electric rate case as well as our ability to continue to recover the regulatory assets we have deferred and the investments we plan to make in our electric and gas transmission and distribution systems. Mitigating this rate increase to customers are overrecoveries of the SBC and NTC and the potential securitization of the expected BGS underrecovery. As part of the deregulation process, as of September 30, 2002, we have implemented BPU-mandated rate reductions totaling 13.9% since August 1, 1999, including a 4.9% rate reduction effective August 1, 2002, which will be in effect until July 31, 2003. This rate reduction reduces the MTC revenues and is offset by a corresponding decrease in energy costs as it reduces the rate that Power charges us and therefore has no impact on our operating margins.

RESULTS OF OPERATIONS

Operating Revenues

Electric Transmission and Distribution

Electric Transmission and Distribution revenues increased $41 million or 4% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, primarily due to higher BGS revenues (approximately $43 million) due to increased residential volumes from favorable weather conditions. Partially offsetting this increase was the implementation of a 4.9% electric retail rate reduction in August of 2002 and a 2% rate reduction in August 2001 (approximately $42 million). These rate reductions are recorded as Market Transition Charge (MTC) revenues. Changes in the BGS/MTC revenues are offset by a corresponding amount in energy costs, discussed below, and have no impact on net income. Other revenue changes included higher distribution sales volumes primarily due to favorable weather conditions (approximately $39 million), and higher transmission revenues (approximately $3 million) due to higher payments from PJM for the use of our transmission system. These increases were offset by a decrease in fiber optic revenue (approximately $2 million), due to unfavorable market conditions.

Electric Transmission and Distribution revenues decreased $20 million or 1% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to the implementation of a 4.9% electric retail rate reduction in August 2002 and two additional retail rate reductions in February and August 2001 totaling 4% (approximately $85 million) and reduced NUG sales due to lower market rates (approximately $13 million). Partially offsetting these decreases were higher BGS or commodity sales volumes (approximately $90 million), primarily due to favorable weather conditions. Rate reductions are recorded as MTC revenues. Changes in the BGS, MTC and NUG revenues are offset by a corresponding amount in energy costs, discussed below, and have no impact on net income. Other revenue changes included higher distribution sales volumes primarily due to favorable weather conditions (approximately $4 million), higher transmission revenues (approximately $18 million), due to higher payments from PJM for the use of our transmission system, lower replacement capacity charges (approximately $7 million), lower DSM sales due to revenue adjustments in 2001 (approximately $19 million) and a decrease in fiber optic revenue (approximately $5 million), due to unfavorable market conditions.

Gas Distribution

Gas distribution revenues decreased $31 million or 11% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to decreased commodity revenues from lower commodity rates (approximately $16 million), lower sales to interruptible customers due to lower sales volumes at lower rates (approximately $12 million), lower sales volumes primarily due to weather (approximately $8 million) and lower off-system sales revenues (approximately $6 million). The lower sales volumes to interruptible customers resulted from less usage by cogenerators for operations at the customers' facilities. These decreases were offset by increased gas base rates (approximately $7 million), which became effective January 9, 2002 and increased other operating revenues (approximately $3 million). Changes in commodity revenues and revenues from sales to interruptible customers are offset by corresponding changes in gas costs, discussed below.

Gas distribution revenues decreased $344 million or 20% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to decreased commodity rates (approximately $176 million), lower sales to interruptible customers (approximately $111 million), lower sales volumes primarily from the warmer winter in 2002 (approximately $90 million), lower off-system sales revenues (approximately $14 million) partially offset by increased gas base rates (approximately $43 million) and higher other operating revenues (approximately $7 million). Changes in commodity revenues and revenues from sales to interruptible customers are offset by corresponding changes in gas costs, discussed below.

Operating Expenses

Electric Energy Costs

Electric Energy costs increased $19 million or 3% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to higher commodity sales volumes under the BGS contract (approximately $43 million), increases in the amortization of the excess electric distribution depreciation reserve (approximately $6 million) discussed below in Depreciation and Amortization, increases in MTC charges from Power, other than rate reductions, (approximately $6 million) and increases in Non-Utility Generation Transition Charge (NTC) costs due to higher sales volumes (approximately $3 million). Partially offsetting the increases is the impact of the rate reductions (approximately $42 million) discussed above in Electric Transmission and Distribution Revenues.

Electric Energy costs increased $9 million or 1% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to higher commodity sales volumes under the BGS contract (approximately $90 million) and higher amounts paid to Power relating to the amortization of the excess electric distribution depreciation reserve (approximately $22 million). Partially offsetting the increases is the impact of the rate reductions (approximately $85 million) discussed above in Electric Transmission and Distribution Revenues and lower NUG energy sales (approximately $13 million) due to lower market rates and lower MTC charges from Power, other than rate reductions, (approximately $4 million).

Gas Costs

Under the BGSS, our gas costs in excess of (or below) the amount included in current commodity rates, are probable of being recovered from (returned to) customers through future commodity rates. Under SFAS 71, we defer (record) costs in excess of (or below) the amount included in current commodity rates. Therefore any increase or decrease in our gas commodity revenue is offset by a corresponding increase or decrease in gas costs on the income statement.

Gas Costs decreased $36 million or 20% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to lower commodity rates (approximately $16 million), which became effective January 9, 2002, lower revenues from interruptible customers (approximately $12 million) due to lower volumes at lower rates and lower off-system sales revenues (approximately $5 million) due to lower volumes.

Gas costs decreased $350 million or 29% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to lower commodity costs (approximately $176 million), lower revenues from interruptible customers (approximately $111 million) due to lower volumes at lower rates and lower sales volumes as a result of the warmer weather in 2002 (approximately $52 million) and lower off-system sales revenues (approximately $9 million).

Operation and Maintenance

Operation and Maintenance decreased $15 million or 6% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to a management initiative to lower operation and maintenance. As a result, maintenance expenses were lower (approximately $5 million), membership fees decreased (approximately $1 million), and equipment rental expenses were lower (approximately $2 million). Other items contributing to the reduction were lower medical insurance expenses (approximately $2 million) due to a change in the medical claim experience, lower Other Postretirement Benefit Plan (OPEB) charges (approximately $2 million) due to a change in the plan, and a decrease in the limited term supplemental death benefit premiums (approximately $1 million).

Operation and Maintenance decreased $21 million or 3% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to a management initiative to lower operation and maintenance. As a result, maintenance expenses were lower (approximately $11 million), membership fees decreased (approximately $2 million), and equipment rental expenses were lower (approximately $6 million). Other items contributing to the reduction were lower medical insurance expenses (approximately $2 million) due to a change in the medical claim experience, and lower OPEB charges (approximately $4 million) due to a change in the plan.

Depreciation and Amortization

Depreciation and Amortization increased $9 million or 8% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to an increase in depreciable fixed assets (approximately $4 million), higher depreciation expense recorded in accordance with our increased gas base rates (approximately $2 million) and amortization related to securitization (approximately $9 million). The increases were partially offset by higher amortization of the excess electric distribution depreciation reserve (approximately $6 million), which is equal to a component of the amount we pay to Power (but we do not collect this component of the rate from customers). Accordingly, this had no impact on our earnings, but reduced our gross margin and operating cash flows. For additional information, see Note 3. Regulatory Assets and Liabilities.

Depreciation and Amortization increased $44 million or 16% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to a full period's recognition of amortization of the regulatory asset recorded for our stranded costs (approximately $33 million), whose amortization began in February 2001. Also contributing was an increase in depreciable fixed assets (approximately $15 million) and higher depreciation expense recorded in accordance with our increased gas base rates (approximately $5 million).

In addition, miscellaneous amortization increased, primarily relating to regulatory assets and liabilities (approximately $8 million). These were partially offset by a decrease relating to higher amortization of the excess electric distribution depreciation reserve (approximately $17 million). For additional information, see Note 3. Regulatory Assets and Liabilities.

Other Income

Other Income decreased $7 million or 64% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily due to a decrease in interest income (approximately $3 million) due to lower amounts of funds being invested in money markets in 2002 as compared to the prior period. Also, contributing was the decrease in gains relating to the disposal of assets (approximately $3 million).

Other Income decreased $89 million or 86% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to decreases in interest income from related party notes to PSEG and Power, which were repaid through April 16, 2001 (approximately $67 million), lower amounts of funds being invested in money markets in 2002 as compared to the prior period (approximately $15 million) and a decrease in gains relating to the disposal of assets (approximately $3 million).

Interest Expense

Interest Expense decreased $14 million or 13% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, primarily due to carrying charges on deferred repair allowances (approximately $5 million) and the maturity of certain debt (approximately $5 million). Lower interest expense as a result of the repayment of a portion of Transition Funding's securitization bonds (approximately $2 million) and the redemption of Pollution Control Bonds (approximately $1 million) also contributed to the decrease.

Interest Expense decreased $38 million or 11% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, due to the redemption of short-term debt in the third quarter of 2001 and lower interest rates in 2002 (approximately $24 million), the redemption of a floating rate note in 2001 (approximately $6 million), the maturity of long-term debt (approximately $9 million), the repurchase of Pollution Control Bonds (approximately $2 million), the carrying costs on the deferred repair allowance (approximately $4 million) and state accrued tax interest adjustments (approximately $2 million). These decreases were partially offset by higher securitization bond interest expense (approximately $9 million) related to Transition Funding's securitization bonds.

Preferred Securities Dividend Requirements of Subsidiaries

Preferred Securities Dividend Requirements of Subsidiaries decreased $1 million or 25% for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 and $12 million or 55% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to redemptions in 2001.

Income Taxes

Income taxes increased $43 million for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 due partially to higher income in the current quarter. Prior period tax adjustments recorded in 2001 reflecting the conclusion of the 1994-96 IRS audit settlement and the actual filing of the 2000 tax return also contributed to the increase.

Income taxes decreased $11 million or 13% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 primarily due to lower income in the current year, offset by the prior period adjustments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Financing Methodology

Our capital requirements are met through liquidity provided by internally generated cash flow and external financings. External funding to meet our needs is comprised of corporate finance transactions. The debt incurred is our direct obligation. As discussed below, external financing may consist of public and private capital market debt, bank revolving credit and term loan facilities and/or commercial paper.

The availability and cost of external capital could be affected by our performance as well as by the performance of our affiliates. Additionally, compliance with applicable financial covenants will depend upon future financial position and levels of earnings and net cash flows, as to which no assurances can be given.

Over the next several years, we will be required to refinance maturing debt and expect to incur additional debt and fund investment activity. Also, from time to time, we may repurchase debt using funds from operations, commercial paper, debt issuances and other sources of funding. Any inability to obtain required additional external capital or to extend or replace maturing debt and/or existing agreements at current levels and reasonable interest rates may adversely affect our financial condition, results of operations and net cash flows.

Debt Covenants, Cross Default Provisions, Material Adverse Clause Changes, and Ratings Triggers

The PSEG credit agreements contain cross-default provisions under which a default by it or its major subsidiaries (PSE&G, Power, Energy Holdings) in an aggregate amount of $50 million would result in a default and the potential acceleration of payment under the agreements.

Our First and Refunding Mortgage (Mortgage) and credit agreements have no cross-defaults. Our Medium Term Note Indenture has a cross-default to the PSE&G Mortgage. The credit agreements have cross-defaults under which a default by us in the aggregate of $50 million would result in a default and the potential acceleration of payment under the credit agreements.

A failure to make principal and or interest payments, when due, would be a default under our credit agreements and indentures. Any inability to satisfy required covenants and/or borrowing conditions would have a similar impact. If a default were to occur, the respective lenders and debt holders, after giving effect to any applicable grace and/or cure periods, could determine that debt payment obligations may be accelerated. In the event of any likely default or failure to satisfy covenants or conditions, we, or the relevant subsidiary, would seek to renegotiate terms of the agreements with the lenders. No assurances can be given as to whether these efforts would be successful. A declaration of cross-default could severely limit our liquidity and restrict the ability to meet respective debt and, in extreme cases, operational cash requirements which could have a material adverse effect on our financial condition, results of operations and net cash flows, and those of our subsidiaries.

The credit agreements generally contain provisions under which the lenders could refuse to advance loans in the event of a material adverse change in the borrower's business or financial condition. In that event, loan funds may not be advanced.

As explained in detail below, some of these credit agreements also contain maximum debt to equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon our future financial position and the level of earnings and cash flow, as to which no assurances can be given.

The debt indentures and credit agreements do not contain any material "ratings triggers" that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, we may be subject to increased interest costs on certain bank debt.

We have the following credit facilities for various funding purposes and to provide liquidity for our $400 million commercial paper program. These agreements are with a group of banks and provide for borrowings with maturities of up to one year. As of September 30, 2002, we had $94 million in commercial paper and $37 million in uncommitted loans outstanding.

The following table summarizes our various facilities as of September 30, 2002:

                                Expiration         Total           Primary
                                   Date           Facility         Purpose
-----------------------         ----------        --------        ----------
                                                 (Millions)
364-day Credit Facility          June 2003          $200          CP Support
3-year Credit Facility           June 2005           200          CP Support
Uncommitted Bilateral
   Credit Agreement                N/A                *             Funding

*  Availability varies based on market conditions.

Financial covenants contained in our credit facilities include a ratio of Long-Term Debt (excluding Long-Term Debt Maturing within 1 Year) to Total Capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 0.65 to 1. As of September 30, 2002, our ratio of Long-Term Debt to Total Capitalization was 0.508 to 1.

Under our Mortgage, we may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that our ratio of earnings to fixed charges calculated in accordance with our Mortgage is at least 2:1, and/or against retired Mortgage Bonds. At September 30, 2002, our Mortgage coverage ratio was 3:1. As of September 30, 2002, the Mortgage would permit up to approximately $1 billion aggregate principal amount of new Mortgage Bonds to be issued against previous additions and improvements. We are required to obtain BPU authorization to issue any financing necessary for our capital program, including refunding of maturing debt and opportunistic refinancing. We have authorization from the BPU to issue up to an aggregate of $1 billion of long-term debt through December 31, 2003 for the refunding of maturing debt and opportunistic refinancing of debt. We currently have authorization from the BPU to issue up to $2 billion in short-term debt through December 31, 2002. In October 2002, we filed a petition with the BPU requesting authority to issue up to $750 million of short-term debt through January 4, 2005. In addition, we expect to securitize approximately $250 million of deferred BGS costs, the proceeds of which will be used to reduce short-term debt.

In August 2002, $257 million of 6.125% Series RR Mortgage Bonds matured.

In September 2002 we issued $300 million of 5.125% Medium-Term Notes due 2012, the proceeds of which were used to repay $290 million of 7.19% Medium-Term Notes that matured.

For the nine months ended September 30, 2002, we have repaid $85 million of Transition Funding's securitization bonds.

Since 1986, we have made regular cash payments to PSEG in the form of dividends on outstanding shares of our common stock. We paid common stock dividends of $150 million and $112 million to PSEG for the nine months ended September 30, 2002 and 2001, respectively.

ACCOUNTING MATTERS

For additional information on our accounting policies and the implementation of recently issued accounting standards, see Note 1. Organization and Basis of Presentation and Note 2. Recent Accounting Pronouncements, respectively.

SFAS No. 87 - "Employers' Accounting for Pensions" (SFAS 87)

SFAS 87 requires a pension plan sponsor to recognize an additional minimum pension liability to the extent that its accumulated benefit obligation under any of its pension plans exceeds the fair market value of its plan assets as of its annual measurement date. This additional minimum pension liability represents the amount by which the unfunded accumulated benefit obligation exceeds the fair market value of the plan's assets, and is partially offset by an intangible asset no larger than the unrecognized net transition obligation and prior service cost, with no impact to earnings. At this time, we are monitoring the fair market value of our investments and our accumulated benefit obligation and are evaluating options available to us with respect to this issue. Since our measurement date is December 31, 2002 we are unable to predict what the impact could be, however the impact could be material to our financial position and, more specifically, could result in a decrease in equity.

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

                      ITEM 3. QUALITATIVE AND QUANTITATIVE
                          DISCLOSURES ABOUT MARKET RISK

There were no material changes from the disclosures in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

                         ITEM 4. CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Certain information reported under Item 3 of Part I of our 2001 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 are updated below.

In addition see the following at the pages hereof indicated:

      (1) Form 10-K, Pages 7 and 8. See Pages 13 and 21 regarding our Gas Contract Transfer, Docket Nos. GR01050328 and GR01050297.

      (2) Form 10-K, Pages 10 and 49. See Page 8 regarding our MGP remediation program.

      (3) Form 10-K, Page 49. See Page 8. Investigation and additional investigation by the EPA regarding the Passaic River site. Docket No. EX93060255.

      (4) June 30, 2002 Form 10-Q, Page 15. See page 21. The filing of our electric retail rate case.

                            ITEM 5. OTHER INFORMATION

Con Edison Complaint

March 31, 2002 Form 10-Q/A, Page 44 and June 30, 2002 Form 10-Q, Page 55. On November 15, 2001, Consolidated Edison, Inc. (Con Edison) filed a complaint against us at FERC pursuant to Section 206 of the Federal Power Act asserting that we had breached agreements covering 1,000 MW of transmission by curtailing service and failing to maintain sufficient system capacity to satisfy all of our service obligations. We denied the allegations set forth in the complaint. While finding that Con Edison's presentation of evidence failed to demonstrate several of the allegations in April 2002, FERC found sufficient reason to set the complaint for hearing. An initial decision issued by an administrative law judge in April 2002 upheld our claim that the contracts do not require the provision of "firm" transmission service to Con Edison but also accepted Con Edison's contentions that we were obligated to provide service to Con Edison utilizing all the facilities comprising our electrical system including generation facilities and that we were financially responsible for above-market generation costs needed to effectuate the desired power flows. Under FERC procedures, an administrative law judge initial decision is not binding unless and until its findings have been approved by FERC. We filed a brief taking exception to the adverse findings of the April 25, 2002 order. A FERC decision concerning the findings of the April 25, 2002 order was expected on July 31, 2002. Settlement discussions between the companies with respect to this matter have been on-going and, on July 17, 2002, representatives of the companies met for settlement discussions mediated by a FERC administrative law judge. Based on progress made at these and subsequent discussions, Con Edison has twice sought to extend the date for the issuance of the FERC decision addressing the April 25, 2002 initial decision and to extend the date for the commencement of a hearing with respect to issues in the case not addressed by the April 25, 2002 initial decision. At present, in the event the dispute is not settled, the FERC decision is expected in mid-November, 2002 and the hearing before the administrative law judge will commence in early
December 2002. The findings in the April 25, 2002 initial decision notwithstanding, we believe we have complied with the terms of the Agreements and will vigorously defend our position. The nature and cost of any remedy, which is expected to be prospective only, cannot be predicted. Further, even in the event settlement is reached with Con Edison, we could still be required to bear substantial levels of additional costs. Docket No. EL02-23-000.

FERC Order and PJM Restructuring

June 30, 2002 Form 10-Q, Page 24. On July 12, 2002, the United States Court of Appeals, D.C. Circuit, issued an opinion in favor of us and the other utility petitioners, reversing an order of the FERC relating to the restructuring of PJM into an Independent System Operator. The Court agreed with our position and ruled that FERC lacks authority to require the utility owners to give up their statutory rights under Section 205 of the Federal Power Act. Hence, FERC was wrong to require a modification to the PJM ISO Agreement eliminating their rights to file changes to rate design. The court further noted that FERC lacks authority under Section 203 of the Federal Power Act to require the utility owners to obtain approval of their withdrawal from the PJM ISO. Hence, FERC had no right under Section 203 to eliminate the withdrawal rights to which the utilities had agreed. Further, in ruling on a specific argument raised by us, the Court held that FERC had not justified its decision to generically abrogate wholesale power requirements contracts; FERC was required to make a particularized finding with respect to the public interest, which was not done here. This matter is now pending on remand before the FERC.

Gas Contract Transfer

June 30, 2002 Form 10-Q, Pages 7 and 8. On January 9, 2002, through approval of a stipulated settlement, the BPU authorized the transfer of our interstate capacity, storage and gas supply contracts to an unregulated affiliate to provide the gas supply BGSS customers. The Ratepayer Advocate's motion for reconsideration of this approval has been denied by the BPU.

Electric Retail Rate Case

June 30, 2002 Form 10-Q, Page 15. On May 24, 2002, we filed an electric rate case with the BPU. In this filing, we requested an annual $250 million rate increase for our electric distribution business. The proposed rate increase includes $187 million of increased revenues relating to a $1.7 billion increase in our rate base, which is primarily due to the investment that we have made in our electric distribution facilities since the last rate case in 1992; $18 million in higher depreciation rates and $45 million to recover various other expenses, such as wages, fringe benefits, and the need to enhance the security and reliability of the electric distribution system. The requested increase proposes a return on equity of 11.75% for our electric distribution business.

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

In accordance with BPU's Final Order, which implemented parts of New Jersey's Electric Discount and Competition Act, we were required to reduce electric rates in four steps totaling 13.9% during the four year transition period. The last step, a 4.9% decrease, took effect August 1, 2002. If approved, the proposed rate increase would be effective August 1, 2003, the end of the transition period. While the proposed rate increase would increase electric distribution rates by 12.8% from the July 31, 2003 level, rates would remain 2.6% lower than the levels in April 1999, when the BPU issued its Final Order. We cannot predict the outcome of these rate proceedings at the current time.

As directed by the BPU in its July 22, 2002 Order, on August 28, 2002, we filed supplemental testimony to address the use of securitization proceeds and proceeds from the sale of generation assets. The issue of electronic meters must also be addressed in a separate filing in an expedited timeframe. We are also working to resolve the open Service Company filing and our Street Lighting Tariff. If not resolved, these issues may be consolidated into the rate case. The electric base rate case is scheduled to be transferred from the Office of Administrative Law back to the BPU by May 1, 2003. The Ratepayer Advocate and other parties filed testimony in this case in October 2002 and the case is on schedule.

Deferral Proceeding

New Matter. In August 2002, we filed a Petition proposing changes to the SBC and NTC. The proposed result, if adopted, would result in a reduction of revenues of about $122 million or approximately a 3.4% reduction in amounts paid by customers, effective on August 1, 2003. The case has been transferred to the Office of Administrative Law.

Deferral Audit

New Matter. In September 2002, the BPU retained the services of two audit firms to conduct a review of the State's electric utilities deferred costs for compliance with BPU orders. We have estimated our overrecovery balance will be approximately $30 million by the end of July 2003.

BGSS Filing

New Matter. In September 2002, we filed to increase our Residential BGSS Commodity Charge by November 1, 2002 to recover approximately $89 million in additional revenues ($83 million of which is associated with an underrecovered balance) or a 7.4% rate increase for the typical residential gas heating customer.

Nuclear Decommissioning

New Matter. In August 2002, we filed a Petition requesting clarification from the BPU regarding the future cost responsibility for nuclear decommissioning and whether, as a matter of law and policy, (a) Our customers will continue to pay for such costs through the SBC or (b) such customer responsibility will terminate at the end of the four-year transition period on July 31, 2003. We cannot predict the outcome of this matter.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   A listing of exhibits being filed with this document is as follows:

      Exhibit Number   Document
      --------------   --------

      4 Supplemental Indenture to First and Refunding Mortgage between PSE&G and Wachovia Bank, National Association, as Trustee.

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

(B)   Reports on Form 8-K:

             Date          Form      Items
             ----          ----      -----
      October 11, 2002      8-K      5 & 7
      July 29, 2002        8-K/A     5 & 7


      July 18, 2002         8-K      5 & 7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     PUBLIC SERVICE ELECTRIC AND GAS COMPANY
                                  (Registrant)

                     By:      /s/ Patricia A. Rado
                        ------------------------------------
                                Patricia A. Rado
                          Vice President and Controller
                         (Principal Accounting Officer)

Date: November 1, 2002

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

I certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Service Electric and Gas Company (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Public Service Enterprise Group's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                   /s/ E. James Ferland
            ----------------                   ---------------------------------
                                               E. James Ferland
                                               Chief Executive Officer

                Certification Pursuant to Rules 13a-14 and 15d-14
                       of the 1934 Securities Exchange Act

I certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Service Electric and Gas Company (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Public Service Enterprise Group's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 1, 2002                    /s/ Robert E. Busch
            ----------------                    --------------------------------
                                                Robert E. Busch
                                                Chief Financial Officer