Form 10-Q
period 2004-09-30
PUBLIC SERVICE ELECTRIC & GAS CO; PSEG POWER LLC; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG ENERGY HOLDINGS LLC
filed 2004-10-29
CIK 81033, 1158659, 788784, 1089206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza, P.O. Box 1171 Newark, New Jersey 07101-1171 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza, P.O. Box 570 Newark, New Jersey 07101-0570 973 430-7000 http://www.pseg.com	22-1212800
000-49614	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza—T25 Newark, New Jersey 07102-4194 973 430-7000 http://www.pseg.com	22-3663480
000-32503	PSEG ENERGY HOLDINGS LLC (A New Jersey Limited Liability Company) 80 Park Plaza—T20 Newark, New Jersey 07102-4194 973 456-3581 http://www.pseg.com	42-1544079

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      As of October 14, 2004, Public Service Enterprise Group Incorporated had outstanding 237,711,750 shares of its sole class of Common Stock, without par value.

      As of October 14, 2004, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

      PSEG Power LLC and PSEG Energy Holdings LLC are wholly-owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and are filing their respective Quarterly Reports on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
Public Service Electric and Gas Company	Yes ☐	No ☒
PSEG Power LLC	Yes ☐	No ☒
PSEG Energy Holdings LLC	Yes ☐	No ☒

i

FORWARD-LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used herein, the words “will”, “anticipate”, “intend”, “estimate”, “believe”, “expect”, “plan”, “hypothetical”, “potential”, “forecast”, “projections”, variations of such words and similar expressions are intended to identify forward-looking statements. Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings) undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following review of factors should not be construed as exhaustive.

      In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements discussed above, factors that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

PSEG, PSE&G, Power and Energy Holdings

•	credit, commodity, interest rate, counterparty and other financial market risks;

•	liquidity and the ability to access capital and credit markets and maintain adequate credit ratings;

•	adverse or unanticipated weather conditions that significantly impact costs and/or operations, including generation;

•	changes in the electric industry, including changes to power pools;

•	changes in the number of market participants and the risk profiles of such participants;

•	changes in technology that may make power generation, transmission, and/or distribution assets less competitive;

•	availability of power transmission facilities that impact the ability to deliver output to customers;

•	growth in costs and expenses;

•	environmental regulations that significantly impact operations;

•	changes in rates of return on overall debt and equity markets that could adversely impact the value of pension assets and the Nuclear Decommissioning Trust Funds;

•	ability to maintain satisfactory regulatory results;

•	changes in political conditions, recession, acts of war or terrorism;

•	continued availability of insurance coverage at commercially reasonable rates;

•	involvement in lawsuits including liability claims and commercial disputes;

•	inability to attract and retain management and other key employees;

•	acquisitions, divestitures, mergers, restructurings or strategic initiatives that change PSEG's, PSE&G's, Power's and Energy Holdings' structure;

•	business combinations among competitors and major customers;

•	general economic conditions, including inflation or deflation;

•	regulatory issues that significantly impact operations;

•	changes to accounting standards or accounting principles generally accepted in the U.S., which may require adjustments to financial statements;

•	changes in tax laws and regulations;

•	ability to service debt as a result of any of the aforementioned events;

ii

PSE&G and Energy Holdings

•	ability to obtain adequate and timely rate relief;

Power and Energy Holdings

•	energy transmission constraints or lack thereof;

•	adverse changes in the market for energy, capacity, natural gas, emissions credits, congestion credits and other commodity prices, especially during significant price movements for natural gas and power;

•	surplus of energy capacity and excess supply;

•	generation operating performance below projected levels;

•	substantial competition in the worldwide energy markets;

•	inability to effectively manage portfolios of electric generation assets, gas supply contracts and electric and gas supply obligations;

•	margin posting requirements, especially during significant price movements for natural gas and power;

•	availability of fuel and timely transportation at reasonable prices;

•	effects on competitive position of actions involving competitors or major customers;

•	changes in product or sourcing mix;

•	delays, cost escalations or unsuccessful acquisitions, construction and development;

Power

•	changes in regulation and safety and security measures at nuclear facilities;

Energy Holdings

•	changes in political regimes in foreign countries;

•	international developments negatively impacting business;

•	changes in foreign currency exchange rates;

•	substandard operating performance or cash flow from investments falling below projected levels, adversely impacting the ability to service project debt;

•	deterioration in the credit of lessees and their ability to adequately service lease rentals; and

•	ability to realize tax benefits.

      Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and none of PSEG, PSE&G, Power and Energy Holdings can assure you that the results or developments anticipated by management will be realized, or even if realized, will have the expected consequences to, or effects on PSEG, PSE&G, Power and Energy Holdings or their respective business prospects, financial condition or results of operations. Undue reliance should not be placed on these forward-looking statements in making any investment decision. Each of PSEG, PSE&G, Power and Energy Holdings expressly disclaim any obligation or undertaking to release publicly any updates or revisions to these forward-looking statements to reflect events or circumstances that occur or arise or are anticipated to occur or arise after the date hereof. In making any investment decision regarding PSEG's, PSE&G's, Power's and Energy Holdings' securities, PSEG, PSE&G, Power and Energy Holdings are not making, and you should not infer, any representation about the likely existence of any particular future set of facts or circumstances. The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
		As Restated, see Note 2		As Restated, see Note 2
	2004	2003	2004	2003
	(Millions, except for share data) (Unaudited)
OPERATING REVENUES	$2,747	$2,779	$8,258	$8,468
OPERATING EXPENSES
Energy Costs	1,418	1,574	4,495	4,927
Operation and Maintenance	531	520	1,614	1,527
Depreciation and Amortization	192	163	534	360
Taxes Other Than Income Taxes	30	29	103	101

Total Operating Expenses	2,171	2,286	6,746	6,915

Income from Equity Method Investments	31	32	92	83

OPERATING INCOME	607	525	1,604	1,636
Other Income	42	27	160	116
Other Deductions	(19)	(19)	(73)	(71)
Interest Expense	(213)	(207)	(650)	(615)
Preferred Stock Dividends	(1)	(1)	(3)	(3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	416	325	1,038	1,063
Income Tax Expense	(172)	(117)	(404)	(375)

INCOME FROM CONTINUING OPERATIONS	244	208	634	688
(Loss) Income from Discontinued Operations, including Gain (Loss) on Disposal, net of tax benefit of $8 for the nine months ended 2003	—	(1)	5	(19)

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	244	207	639	669
Extraordinary Item, net of tax benefit of $12 for 2003	—	—	—	(18)
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $255 for 2003	—	—	—	370

NET INCOME	$244	$207	$639	$1,021

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	237,269	226,414	236,724	225,893

DILUTED	237,728	227,593	237,883	226,455

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$1.03	$0.92	$2.68	$3.05
NET INCOME	$1.03	$0.92	$2.70	$4.52

DILUTED
INCOME FROM CONTINUING OPERATIONS	$1.03	$0.91	$2.67	$3.04
NET INCOME	$1.03	$0.91	$2.69	$4.51

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$316	$452
Accounts Receivable, net of allowances of $34 and $40 in 2004 and 2003, respectively	1,432	1,549
Unbilled Revenues	144	261
Fuel	686	527
Materials and Supplies	258	227
Energy Trading Contracts	169	101
Prepayments	222	164
Restricted Funds	162	39
Assets of Discontinued Operations	—	298
Other	77	45

Total Current Assets	3,466	3,663

PROPERTY, PLANT AND EQUIPMENT	18,770	17,392
Less: Accumulated Depreciation and Amortization	(5,283)	(4,981)

Net Property, Plant and Equipment	13,487	12,411

NONCURRENT ASSETS
Regulatory Assets	4,726	4,798
Long-Term Investments	4,345	4,808
Nuclear Decommissioning Trust (NDT) Funds	1,011	985
Other Special Funds	509	470
Goodwill and Other Intangibles	617	625
Other	301	314

Total Noncurrent Assets	11,509	12,000

TOTAL ASSETS	$28,462	$28,074

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$442	$726
Commercial Paper and Loans	660	301
Accounts Payable	963	1,216
Derivative Contracts	277	103
Energy Trading Contracts	160	72
Accrued Interest	239	185
Accrued Taxes	135	33
Liabilities of Discontinued Operations	—	242
Other	457	503

Total Current Liabilities	3,333	3,381

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	4,167	4,196
Regulatory Liabilities	516	549
Nuclear Decommissioning Liabilities	303	284
Other Postretirement Benefit (OPEB) Costs	554	532
Other	942	578

Total Noncurrent Liabilities	6,482	6,139

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	8,468	7,921
Securitization Debt	1,980	2,085
Project Level, Non-Recourse Debt	1,347	1,738
Debt Supporting Trust Preferred Securities	1,201	1,201

Total Long-Term Debt	12,996	12,945

SUBSIDIARIES' PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2004 and 2003— 795,234 shares	80	80

COMMON STOCKHOLDERS' EQUITY
Common Stock, no par, authorized 500,000,000 shares; issued 2004—263,726,554 shares and 2003—262,252,032 shares	4,549	4,490
Treasury Stock, at cost; 2004—26,029,740 shares; 2003—26,118,590 shares	(978)	(981)
Retained Earnings	2,469	2,221
Accumulated Other Comprehensive Loss	(469)	(201)

Total Common Stockholders' Equity	5,571	5,529

Total Capitalization	18,647	18,554

TOTAL LIABILITIES AND CAPITALIZATION	$28,462	$28,074

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
		As Restated, see Note 2
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$639	$1,021
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Item, net of tax benefit	—	18
(Gain) Loss on Disposal of Discontinued Operations, net of tax	(5)	13
Cumulative Effect of a Change in Accounting Principle, net of tax	—	(370)
Depreciation and Amortization	534	360
Amortization of Nuclear Fuel	63	68
Provision for Deferred Income Taxes (Other than Leases) and ITC	56	156
Non-Cash Employee Benefit Plan Costs	161	189
Leveraged Lease (Income) Loss, Adjusted for Rents Received	(88)	66
Undistributed Earnings from Affiliates	(8)	(5)
Gain on Sale of Investments	(46)	(44)
Foreign Currency Transaction Loss (Gain)	9	(7)
Unrealized Losses on Energy Contracts and Other Derivatives	1	26
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	95	(85)
(Under) Over Recovery of Societal Benefits Charge (SBC)	(31)	69
Net Realized Gains and Income from NDT Funds	(96)	(38)
Other Non-Cash Credits	58	49
Net Change in Certain Current Assets and Liabilities	(129)	(563)
Employee Benefit Plan Funding and Related Payments	(154)	(243)
Proceeds from the Withdrawal of Partnership Interests and Other Distributions	121	51
Other	79	97

Net Cash Provided By Operating Activities	1,259	828

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(892)	(1,033)
Investments in Joint Ventures, Partnerships and Capital Leases	(15)	(30)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	306	61
Restricted cash	(92)	(72)
Other	(5)	(58)

Net Cash Used In Investing Activities	(698)	(1,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	361	316
Issuance of Long-Term Debt	1,413	1,416
Issuance of Common Stock	63	63
Redemptions of Long-Term Debt	(2,129)	(1,057)
Cash Dividends Paid on Common Stock	(391)	(366)
Other	(14)	(69)

Net Cash (Used In) Provided By Financing Activities	(697)	303

Net Change In Cash and Cash Equivalents	(136)	(1)
Cash and Cash Equivalents at Beginning of Period	452	150

Cash and Cash Equivalents at End of Period	$316	$149

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$95	$116
Interest Paid, Net of Amounts Capitalized	$438	$555

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions) (Unaudited)
OPERATING REVENUES	$1,636	$1,530	$5,236	$5,020
OPERATING EXPENSES
Energy Costs	960	915	3,203	3,341
Operation and Maintenance	261	263	797	773
Depreciation and Amortization	140	121	393	250
Taxes Other Than Income Taxes	30	29	103	101

Total Operating Expenses	1,391	1,328	4,496	4,465

OPERATING INCOME	245	202	740	555
Other Income	4	1	10	14
Other Deductions	—	—	(1)	(1)
Interest Expense	(86)	(96)	(273)	(290)

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	163	107	476	278
Income Tax Expense	(70)	(38)	(195)	(86)

INCOME BEFORE EXTRAORDINARY ITEM	93	69	281	192
Extraordinary Item, net of tax benefit of $12 for 2003	—	—	—	(18)

NET INCOME	93	69	281	174
Preferred Stock Dividends	(1)	(1)	(3)	(3)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$92	$68	$278	$171

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$65	$140
Accounts Receivable, net of allowances of $28 and $34 in 2004 and 2003, respectively	710	804
Unbilled Revenues	144	261
Materials and Supplies	50	50
Prepayments	147	44
Restricted Cash	103	5
Other	15	17

Total Current Assets	1,234	1,321

PROPERTY, PLANT AND EQUIPMENT	10,036	9,793
Less: Accumulated Depreciation and Amortization	(3,422)	(3,269)

Net Property, Plant and Equipment	6,614	6,524

NONCURRENT ASSETS
Regulatory Assets	4,726	4,798
Long-Term Investments	137	131
Other Special Funds	291	272
Other	133	129

Total Noncurrent Assets	5,287	5,330

TOTAL ASSETS	$13,135	$13,175

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$362	$423
Commercial Paper and Loans	285	—
Accounts Payable	252	286
Accounts Payable—Affiliated Companies, net	207	431
Accrued Interest	88	71
Clean Energy Program	14	110
Other	202	234

Total Current Liabilities	1,410	1,555

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,655	2,715
Other Postretirement Benefit (OPEB) Costs	527	509
Regulatory Liabilities	516	549
Other	394	178

Total Noncurrent Liabilities	4,092	3,951

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	2,936	3,044
Securitization Debt	1,980	2,085

Total Long-Term Debt	4,916	5,129

PREFERRED SECURITIES
Preferred Stock Without Mandatory Redemption, $100 par value, 7,500,000 authorized; issued and outstanding, 2004 and 2003— 795,234 shares	80	80

COMMON STOCKHOLDER'S EQUITY
Common Stock; 150,000,000 shares authorized, 132,450,344 shares issued and outstanding	892	892
Contributed Capital	170	170
Basis Adjustment	986	986
Retained Earnings	592	414
Accumulated Other Comprehensive Loss	(3)	(2)

Total Common Stockholder's Equity	2,637	2,460

Total Capitalization	7,633	7,669

TOTAL LIABILITIES AND CAPITALIZATION	$13,135	$13,175

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$281	$174
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Extraordinary Item, net of tax benefit	—	18
Depreciation and Amortization	393	250
Provision for Deferred Income Taxes and ITC	(103)	46
Non-Cash Employee Benefit Plan Costs	118	134
Non-Cash Interest Expense	11	31
Over (Under) Recovery of Electric Energy Costs (BGS and NTC)	42	(144)
Over Recovery of Gas Costs	53	59
(Under) Over Recovery of SBC	(31)	69
Other Non-Cash Credits	2	(20)
Gain on Sale of Property, Plant and Equipment	(1)	(8)
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	211	201
Prepayments	(103)	(122)
Accounts Payable	(258)	(241)
Other Current Assets and Liabilities	(105)	(108)
Employee Benefit Plan Funding and Related Payments	(104)	(156)
Other	9	13

Net Cash Provided By Operating Activities	415	196

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(295)	(322)
Proceeds from the Sale of Property, Plant and Equipment—Affiliate	—	53
Proceeds from the Sale of Property, Plant and Equipment	1	9
Restricted Cash	(98)	—

Net Cash Used In Investing Activities	(392)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	285	49
Issuance of Long-Term Debt	710	450
Redemption of Securitization Debt	(99)	(93)
Redemption of Long-Term Debt	(891)	(300)
Contributed Capital	—	170
Cash Dividends Paid on Common Stock	(100)	(200)
Preferred Stock Dividends	(3)	(3)
Other	—	(6)

Net Cash (Used In) Provided By Financing Activities	(98)	67

Net Change In Cash and Cash Equivalents	(75)	3
Cash and Cash Equivalents at Beginning of Period	140	35

Cash and Cash Equivalents at End of Period	$65	$38

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$301	$77
Interest Paid, Net of Amounts Capitalized	$281	$293

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions) (Unaudited)
OPERATING REVENUES	$1,129	$1,255	$3,814	$4,320
OPERATING EXPENSES
Energy Costs	636	804	2,541	2,882
Operation and Maintenance	215	222	682	652
Depreciation and Amortization	32	27	87	74

Total Operating Expenses	883	1,053	3,310	3,608

OPERATING INCOME	246	202	504	712
Other Income	38	25	150	94
Other Deductions	(14)	(14)	(56)	(54)
Interest Expense	(39)	(26)	(108)	(82)

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	231	187	490	670
Income Tax Expense	(100)	(77)	(198)	(274)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	131	110	292	396
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $255 for 2003	—	—	—	370

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$131	$110	$292	$766

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$16	$27
Accounts Receivable	592	615
Accounts Receivable—Affiliated Companies, net	71	228
Short-Term Loan to Affiliate	—	77
Fuel	677	516
Materials and Supplies	175	162
Energy Trading Contracts	169	101
Other	69	53

Total Current Assets	1,769	1,779

PROPERTY, PLANT AND EQUIPMENT	6,414	5,980
Less: Accumulated Depreciation and Amortization	(1,488)	(1,399)

Net Property, Plant and Equipment	4,926	4,581

NONCURRENT ASSETS
Deferred Income Taxes and Investment Tax Credits (ITC)	38	24
Nuclear Decommissioning Trust (NDT) Funds	1,011	985
Goodwill and Other Intangibles	124	122
Other Special Funds	128	115
Other	112	125

Total Noncurrent Assets	1,413	1,371

TOTAL ASSETS	$8,108	$7,731

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Accounts Payable	$612	$800
Short-Term Loan from Affiliate	262	—
Energy Trading Contracts	160	72
Derivative Contracts	215	37
Accrued Interest	97	38
Other	152	118

Total Current Liabilities	1,498	1,065

NONCURRENT LIABILITIES
Nuclear Decommissioning Liabilities	303	284
Other	325	161

Total Noncurrent Liabilities	628	445

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
LONG-TERM DEBT
Project Level, Non-Recourse Debt	—	800
Long-Term Debt	3,316	2,816

Total Long-Term Debt	3,316	3,616

MEMBER'S EQUITY
Contributed Capital	1,700	1,700
Basis Adjustment	(986)	(986)
Retained Earnings	2,102	1,810
Accumulated Other Comprehensive (Loss) Income	(150)	81

Total Member's Equity	2,666	2,605

TOTAL LIABILITIES AND MEMBER'S EQUITY	$8,108	$7,731

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$292	$766
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Cumulative Effect of a Change in Accounting Principle, net of tax	—	(370)
Depreciation and Amortization	87	74
Amortization of Nuclear Fuel	63	68
Interest Accretion on NDT Liability	19	18
Provision for Deferred Income Taxes and ITC	134	112
Unrealized Losses on Energy Contracts and Derivatives	2	22
Non-Cash Employee Benefit Plan Costs	29	40
Net Realized Gains and Income on NDT Funds	(96)	(38)
Net Changes in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(174)	(204)
Accounts Receivable	180	295
Accounts Payable	(188)	(201)
Other Current Assets and Liabilities	95	(43)
Employee Benefit Plan Funding and Other Payments	(36)	(62)
Other	81	43

Net Cash Provided By Operating Activities	488	520

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(522)	(507)
Short-Term Loan to Affiliate	77	—
Other	(4)	(18)

Net Cash Used In Investing Activities	(449)	(525)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	488	—
Redemption of Non-Recourse Long-Term Debt	(800)	—
Short-Term Loan from Affiliate	262	17

Net Cash (Used In) Provided By Financing Activities	(50)	17

Net Change In Cash and Cash Equivalents	(11)	12
Cash and Cash Equivalents at Beginning of Period	27	26

Cash and Cash Equivalents at End of Period	$16	$38

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid	$19	$138
Interest Paid, Net of Amounts Capitalized	$67	$56

See disclosures regarding PSEG Power LLC
included in the Notes to Condensed Consolidated Financial Statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
		As Restated, see Note 2		As Restated, see Note 2
	2004	2003	2004	2003
		(Millions) (Unaudited)
OPERATING REVENUES
Electric Generation and Distribution Revenues	$251	$115	$495	$308
Income from Capital and Operating Leases	48	53	149	163
Net Investment Gains (Losses)	1	—	(17)	(5)
Other	11	10	74	73

Total Operating Revenues	311	178	701	539

OPERATING EXPENSES
Energy Costs	148	38	242	114
Operation and Maintenance	64	41	163	117
Depreciation and Amortization	15	13	40	31

Total Operating Expenses	227	92	445	262

Income from Equity Method Investments	31	32	92	83

OPERATING INCOME	115	118	348	360
Other Income	1	1	2	8
Other Deductions	(5)	—	(12)	(4)
Interest Expense	(66)	(56)	(196)	(157)

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	45	63	142	207
Income Tax Expense	(8)	(15)	(34)	(51)
Minority Interests in Earnings of Subsidiaries	(1)	(5)	(3)	(12)

INCOME BEFORE DISCONTINUED OPERATIONS	36	43	105	144
(Loss) Income from Discontinued Operations, including Gain (Loss) on Disposal, net of tax benefit of $8 for the nine months ended 2003	—	(1)	5	(19)

NET INCOME	36	42	110	125
Preference Units Distributions	(3)	(5)	(13)	(17)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$33	$37	$97	$108

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$224	$104
Accounts Receivable:
Trade—net of allowances of $7 and $6 in 2004 and 2003, respectively	110	103
Other Accounts Receivable	19	19
Affiliated Companies	—	173
Notes Receivable:
Affiliated Companies	145	300
Other	5	2
Inventory	41	26
Prepayments	8	7
Restricted Funds	59	16
Assets of Discontinued Operations	—	298
Other	2	3

Total Current Assets	613	1,051

PROPERTY, PLANT AND EQUIPMENT	2,022	1,348
Less: Accumulated Depreciation and Amortization	(202)	(170)

Net Property, Plant and Equipment	1,820	1,178

NONCURRENT ASSETS
Capital Leases—net	2,857	2,981
Partnership Interest and Joint Ventures	1,249	1,571
Other Investments	26	31
Goodwill and Other Intangibles	486	496
Other	136	152

Total Noncurrent Assets	4,754	5,231

TOTAL ASSETS	$7,187	$7,460

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Millions) (Unaudited)
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$80	$303
Accounts Payable:
Trade	52	53
Affiliated Companies	10	4
Derivative Contracts	38	37
Accrued Interest	82	55
Notes Payable	—	2
Liabilities of Discontinued Operations	—	242
Other	57	69

Total Current Liabilities	319	765

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment and Energy Tax Credits	1,537	1,487
Derivative Contracts	68	73
Other	57	58

Total Noncurrent Liabilities	1,662	1,618

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
MINORITY INTERESTS	34	35

LONG-TERM DEBT
Project Level, Non-Recourse Debt	1,347	938
Senior Notes	1,758	1,800

Total Long-Term Debt	3,105	2,738

MEMBER'S EQUITY
Ordinary Unit	1,888	1,888
Preference Units	284	509
Retained Earnings	200	178
Accumulated Other Comprehensive Loss	(305)	(271)

Total Member's Equity	2,067	2,304

TOTAL LIABILITIES AND MEMBER'S EQUITY	$7,187	$7,460

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

PSEG ENERGY HOLDINGS LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
		As Restated, see Note 2
	2004	2003
	(Millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$110	$125
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
(Gain) Loss on Disposal of Discontinued Operations, net of tax	(5)	13
Depreciation and Amortization	47	39
Deferred Income Taxes (Other than Leases)	22	(6)
Leveraged Lease Income, Adjusted for Rents Received	(88)	66
Unrealized Loss on Investments	17	5
Change in Fair Value of Derivative Financial Instruments	(1)	4
Undistributed Earnings from Affiliates	(8)	(5)
Gain on Sale of Investments	(46)	(44)
Foreign Currency Transaction Loss (Gain)	9	(7)
Other Non-Cash Charges	6	12
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable	233	12
Inventory	(5)	(2)
Accounts Payable	(42)	(111)
Other Current Assets and Liabilities	(4)	(42)
Proceeds from Withdrawal of Partnership Interests and Other Distributions	121	51
Other	2	28

Net Cash Provided By Operating Activities	368	138

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(64)	(203)
Investments in Joint Ventures, Partnerships, and Leveraged Lease Agreements	(15)	(30)
Proceeds from the Sale of Investments and Return of Capital from Partnerships	77	8
Proceeds from Termination of Capital Leases	229	—
Short-Term Loan Receivable—Affiliated Company	155	(105)
Restricted Cash	6	(72)
Other	1	11

Net Cash Provided By (Used In) Investing Activities	389	(391)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	—	(1)
Repayment of Senior Notes	(311)	—
Proceeds from Project-Level Non-Recourse Long-Term Debt	15	966
Repayment of Project-Level Non-Recourse Long-Term Debt	(28)	(664)
Redemption of Preference Units	(225)	—
Ordinary Unit Distributions	(75)	—
Payments to Minority Shareholders	—	(47)
Cash Dividends Paid on Preference Units/Preferred Stock	(13)	(17)

Net Cash (Used In) Provided By Financing Activities	(637)	237

Net Change In Cash and Cash Equivalents	120	(16)
Cash and Cash Equivalents at Beginning of Period	104	88

Cash and Cash Equivalents at End of Period	$224	$72

Supplemental Disclosure of Cash Flow Information:
Income Taxes Received	$(173)	$(59)
Interest Paid, Net of Amounts Capitalized	$127	$111

See disclosures regarding PSEG Energy Holdings LLC
included in the Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      This combined Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power) and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

Note 1. Organization and Basis of Presentation

Organization

      PSEG

      PSEG has four principal direct wholly-owned subsidiaries: PSE&G, Power, Energy Holdings and PSEG Services Corporation (Services).

      PSE&G

      PSE&G is an operating public utility company engaged principally in the transmission and distribution of electric energy and natural gas service in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC).

      PSE&G also owns PSE&G Transition Funding LLC (Transition Funding), a bankruptcy remote entity that purchased certain intangible transition property from PSE&G and issued certain transition bonds secured by such property.

      Power

      Power is a multi-regional wholesale energy supply business that utilizes energy trading to comprehensively manage its portfolio of electric generation assets, gas supply and storage contracts and electric and natural gas supply obligations. Power has three principal direct wholly-owned subsidiaries: PSEG Nuclear LLC (Nuclear), PSEG Fossil LLC (Fossil) and PSEG Energy Resources & Trade LLC (ER&T). Nuclear and Fossil own and operate generation and generation-related facilities. ER&T is responsible for the day-to-day management of the portfolio. Fossil, Nuclear and ER&T are subject to regulation by the FERC.

      Energy Holdings

      Energy Holdings has two principal direct wholly-owned subsidiaries: PSEG Global LLC (Global), which owns and operates international and domestic projects engaged in the generation and distribution of energy, including independent power production facilities and electric distribution companies; and PSEG Resources LLC (Resources), which has primarily invested in energy-related leveraged leases. Energy Holdings also owns Enterprise Group Development Corporation (EGDC), a commercial real estate property management business. During the third quarter of 2003, Energy Holdings completed the sale of PSEG Energy Technologies Inc. (Energy Technologies). For additional information relating to Energy Technologies, see Note 4. Discontinued Operations, Dispositions and Acquisitions.

      Services

      Services provides management and administrative services to PSEG and its subsidiaries. These include accounting, legal, communications, human resources, information technology, treasury and financial services, investor relations, stockholder services, real estate, environmental, health and safety, insurance, risk management, tax, library and information services, security, corporate secretarial and certain planning, budgeting and forecasting services. Services charges PSEG and its subsidiaries for the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cost of work performed and services provided pursuant to the terms and conditions of intercompany service agreements.

Basis of Presentation

      PSEG, PSE&G, Power and Energy Holdings

      The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in PSEG's, PSE&G's, Power's and Energy Holdings' respective Annual Report on Form 10-K for the period ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

      The unaudited condensed consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the period ended December 31, 2003. Certain reclassifications of prior period data have been made to conform with the current presentation.

Pension and Other Postretirement Benefits (OPEB)

      PSEG

      PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG and its participating affiliates' current and former employees who meet certain eligibility criteria.

      The following table provides the Components of Net Periodic Benefit Costs relating to all qualified and nonqualified pension plans and OPEB plans on an aggregate basis.

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Quarters Ended September 30,		Quarters Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(Millions)

Components of Net Periodic Benefit Costs:
Service Cost	$21	$19	$5	$5	$62	$57	$17	$15
Interest Cost	49	49	13	13	147	147	41	39
Expected Return on Plan Assets	(58)	(48)	(2)	(1)	(174)	(144)	(6)	(3)
Amortization of Net
Transition Obligation	—	1	7	7	—	3	21	21
Prior Service Cost	4	4	—	—	12	12	—	—
Loss (Gain)	9	12	—	(1)	28	36	—	(3)

Net Periodic Benefit Costs	25	37	23	23	75	111	73	69
Amortization of Regulatory Asset	—	—	5	5	—	—	15	15

Total Benefit Expense	$25	$37	$28	$28	$75	$111	$88	$84

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      PSEG, PSE&G, Power and Energy Holdings

      PSE&G's, Power's, Energy Holdings' and Services' eligible employees participate in non-contributory pension and OPEB plans sponsored by PSEG and administered by Services. Pension costs and OPEB costs for PSEG, PSE&G, Power and Energy Holdings are detailed as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Quarters Ended September 30,		Quarters Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(Millions)

PSE&G	$13	$20	$25	$25	$39	$60	$79	$75
Power	8	12	2	2	23	36	6	6
Energy Holdings	1	1	—	—	2	3	—	—
Services	3	4	1	1	11	12	3	3

Total Benefit Expense	$25	$37	$28	$28	$75	$111	$88	$84

Stock Compensation

      PSEG

      PSEG applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans. Accordingly, no compensation has been recognized for fixed stock option grants since the exercise price of the stock options equaled the market price of the underlying stock on the date of grant. In addition to fixed stock option grants, PSEG also grants restricted stock and performance units to certain key executives. Compensation expense on the restricted stock plan is recorded ratably over the life of the plan. For performance units, compensation expense is measured and recognized once it can be determined that the performance goals will be achieved.

      The following table illustrates the effect on Net Income and Earnings Per Share if PSEG had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions, except for share data)

Net Income, as reported	$244	$207	$639	$1,021
Add: Total stock-based compensation expensed during the period, net of tax	1	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(4)	(6)

Pro forma Net Income	$243	$205	$636	$1,015

Earnings Per Share:
Basic—as reported	$1.03	$0.92	$2.70	$4.52
Basic—pro forma	$1.02	$0.91	$2.68	$4.49
Diluted—as reported	$1.03	$0.91	$2.69	$4.51
Diluted—pro forma	$1.02	$0.90	$2.67	$4.48

      See Note 6. Earnings Per Share for further information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and Other Intangible Assets

      PSEG, PSE&G, Power and Energy Holdings

      On January 1, 2002, PSEG, PSE&G, Power and Energy Holdings adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under this standard, PSEG, PSE&G, Power and Energy Holdings were required to complete an impairment analysis of goodwill. Under SFAS 142, goodwill is a nonamortizable asset subject to an annual review for impairment and an interim review when certain events or changes in circumstances occur.

      Power and Energy Holdings

      As of September 30, 2004 and December 31, 2003, Power's and Energy Holdings' recorded goodwill and pro-rata share of goodwill in equity method investments were as follows:

	As of
	September 30, 2004	December 31, 2003
	(Millions)

Consolidated Investments
Energy Holdings—Global
Sociedad Austral de Electricidad S.A. (SAESA)(A)	$343	$352
Empresa de Electricidad de los Andes S.A. (Electroandes)	133	133
Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO)	6	6

Total Energy Holdings—Global	482	491
Power—Albany Steam Station (Albany Station)	16	16

Total PSEG Consolidated Goodwill	498	507

Pro-Rata Share of Equity Method Investments
Energy Holdings—Global
Rio Grande Energia (RGE)(A)	75	73
Chilquinta Energia S.A. (Chilquinta)	163	163
Luz del Sur S.A.A (LDS) (B)	55	63
Kalaeloa	25	25

Pro-Rata Share of Equity Investment Goodwill	318	324

Total PSEG Goodwill	$816	$831

(A)	Changes relate to changes in foreign exchange rates.
(B)	Changes primarily relate to a sale of a portion of Global's interest in LDS in April 2004, see Note 4. Discontinued Operations, Dispositions and Acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      PSEG, PSE&G, Power and Energy Holdings

      In addition to goodwill, as of September 30, 2004 and December 31, 2003, PSEG, PSE&G, Power, Energy Holdings and Services had the following recorded intangible assets:

	PSE&G	Power	Energy Holdings	Services	Consolidated Total
	(Millions)
As of September 30, 2004:
Defined Benefit Pension Plan(A)	$2	$3	$4	$5	$14
Emissions Allowances(B)	—	44	—	—	44
Various Access Rights(A)	—	40	—	—	40
Transmission Rights(C)	—	21	—	—	21

Total Intangibles	$2	$108	$4	$5	$119

As of December 31, 2003:
Defined Benefit Pension Plan(A)	$2	$3	$4	$5	$14
Emissions Allowances(B)	—	49	—	—	49
Various Access Rights(A)	—	40	—	—	40
Transmission Rights(C)	—	14	—	—	14
Other(C)	—	—	1	—	1

Total Intangibles	$2	$106	$5	$5	$118

(A) Not subject to amortization.

(B) Expensed when used or sold.

(C) Amortized on a straight-line basis.

Nuclear Decommissioning Trust (NDT) Funds

      Power

      Power maintains an independent external trust to provide for decommissioning of its nuclear facilities upon termination of operation. The trust contains two separate funds: a qualified fund and a nonqualified fund. Power's policy restricts the trust from investing directly in securities or other obligations of PSEG or its affiliates, or its successors or assigns, and from investing in securities of any entity owning one or more nuclear power plants. During the second quarter of 2004, Power moved to a yield-based strategy for its nonqualified fund to take advantage of a lower tax rate. This change resulted in the realization of gains during the second and third quarters of 2004. See Note 11. Other Income and Deductions for additional information.

      The fair value of the NDT Funds was approximately $1 billion as of September 30, 2004, which includes stocks, bonds and short-term investments.

Note 2. Restatement of Financial Statements

PSEG and Energy Holdings

      Subsequent to the issuance of the Condensed Consolidated Financial Statements for the quarter ended September 30, 2003 and in preparation of the Consolidated Financial Statements for the year ended December 31, 2003, management determined that the recorded amount of Energy Holdings' investment in RGE was overstated due to a miscalculation of the amount of foreign currency translation adjustments and that certain amounts related to this investment had been erroneously recorded as translation adjustments instead of foreign currency transaction adjustments. The impact on previously reported Net Income of PSEG and Energy Holdings of the adjustments related to RGE resulted in no change for the quarter ended September 30, 2003 and a $4 million increase for the nine months ended September 30, 2003. As a result, the accompanying Condensed Consolidated Financial Statements of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG and Energy Holdings for the quarter and nine months ended September 30, 2003 have been restated from the amounts previously reported to reflect the correct amount of foreign currency translation adjustments and to record the effects of foreign currency transactions in earnings rather than as an adjustment to Accumulated Other Comprehensive Loss. In addition to the adjustments described above, certain other adjustments, previously not considered to be material individually and in the aggregate, were also recorded in the restated Condensed Consolidated Financial Statements for the quarter and nine months ended September 30, 2003. The impact on previously reported Net Income of PSEG and Energy Holdings of these additional adjustments resulted in a decrease of $3 million and an increase of $1 million for the quarter and nine months ended September 30, 2003, respectively.

      The effects on the financial statements of all adjustments and their related tax effects are detailed as follows:

	Quarter Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Millions, except for Share Data)
PSEG
Operating Revenues	$2,805	$2,779	$8,530	$8,468
Energy Costs	$1,581	$1,574	$4,957	$4,927
Operation and Maintenance	$527	$520	$1,534	$1,527
Depreciation and Amortization	$167	$163	$370	$360
Income from Equity Method Investments	$33	$32	$82	$83
Other Income	$38	$27	$126	$116
Other Deductions	$(30)	$(19)	$(94)	$(71)
Interest Expense	$(211)	$(207)	$(623)	$(615)
Income Tax Expense	$(117)	$(117)	$(372)	$(375)
Income from Continuing Operations	$213	$208	$684	$688
Loss from Discontinued Operations, including Gain (Loss) on Disposal, net of tax	$(3)	$(1)	$(20)	$(19)
Net Income	$210	$207	$1,016	$1,021
Earnings Per Share (Basic)
Income from Continuing Operations	$0.94	$0.92	$3.03	$3.05
Net Income	$0.93	$0.92	$4.50	$4.52
Earnings Per Share (Diluted)
Income from Continuing Operations	$0.93	$0.91	$3.02	$3.04
Net Income	$0.92	$0.91	$4.49	$4.51

	Quarter Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Millions)
Energy Holdings
Electric Generation and Distribution Revenues	$143	$115	$378	$308
Income from Capital and Operating Leases	$53	$53	$162	$163
Other Operating Revenues	$15	$10	$73	$73
Energy Costs	$53	$38	$152	$114
Operation and Maintenance	$47	$41	$123	$117
Depreciation and Amortization	$16	$13	$40	$31
Income from Equity Method Investments	$33	$32	$82	$83
Other Income	$3	$1	$3	$8
Other Deductions	$(3)	$—	$(14)	$(4)
Interest Expense	$(60)	$(56)	$(164)	$(157)
Income Tax Expense	$(15)	$(15)	$(48)	$(51)
Income before Discontinued Operations	$48	$43	$140	$144
Loss from Discontinued Operations, including Gain (Loss) on Disposal, net of tax	$(3)	$(1)	$(20)	$(19)
Net Income	$45	$42	$120	$125

      The amounts as previously reported do not reflect certain reclassifications due to the presentation of Energy Holdings' investment in Carthage Power Company (CPC), a generating facility in Tunisia, as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a discontinued operation, as discussed in Note 4. Discontinued Operations, Dispositions and Acquisitions and the effects of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” (FIN 46), as discussed in Note 3. Recent Accounting Standards, and other reclassifications that have been made to conform with the current presentation.

Note 3. Recent Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143)

      PSEG, PSE&G, Power and Energy Holdings

      Effective January 1, 2003, PSEG, PSE&G, Power and Energy Holdings each adopted SFAS 143. Under SFAS 143, a company must initially recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and concurrently capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. A company is required to subsequently depreciate that asset retirement cost to expense over its useful life. In periods subsequent to the initial measurement, a company is required to recognize changes in the liability resulting from the passage of time (accretion) or due to revisions to either the timing or the amount of the originally estimated cash flows. Changes in the liability due to accretion are charged to Operation and Maintenance expense on the Condensed Consolidated Statements of Operations, whereas changes due to the timing or amount of cash flows are adjustments to the carrying amount of the related asset.

      PSEG and Power

      As a result of adopting SFAS 143, PSEG and Power recorded a Cumulative Effect of a Change in Accounting Principle of $370 million, after-tax, in the first quarter of 2003. Of this after-tax amount, $292 million related to nuclear decommissioning and $78 million related to the reversal of cost of removal liabilities for Power's fossil units.

FIN 46R and FIN 46

      PSEG, PSE&G, Power and Energy Holdings

      FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIEs)”, (FIN 46R) amended FIN 46 and clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

      PSEG, PSE&G, Power and Energy Holdings adopted the provisions of FIN 46 as of July 1, 2003. There was no effect on Power due to the adoption of these rules. The adoption of FIN 46R did not impact the implementation of FIN 46 by PSEG, PSE&G, Power and Energy Holdings or have any other effect on their respective financial statements.

      The adoption of FIN 46 in 2003 required PSEG and PSE&G to deconsolidate their capital trusts and Energy Holdings to consolidate its investments in four real estate partnerships. Prior period financial statements have been restated for comparability in accordance with FIN 46.

      PSEG

      PSEG's Condensed Consolidated Balance Sheets reflect its equity investment in the capital trusts, which were previously eliminated in consolidation resulting in recording equal amounts of additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets and liabilities of $36 million as of September 30, 2004 and December 31, 2003. The invested cash was loaned back to PSEG in connection with the issuance of the preferred securities.

      The following table displays the securities, and their original issuance amounts, held by the trusts that have been deconsolidated.

	As of
	September 30, 2004	December 31, 2003
	(Millions)
PSEG
PSEG Quarterly Guaranteed Preferred Beneficial Interest in PSEG's Subordinated Debentures
7.44%	$225	$225
Floating Rate	150	150
7.25%	150	150
8.75%	180	180
PSEG Participating Units
10.25%	460	460

Total PSEG	$1,165	$1,165

      PSEG now records interest expense (previously eliminated against the interest income of the trust) instead of preferred securities dividends (since the preferred dividends are paid by the trusts that are no longer consolidated). For PSEG, these amounts totaled $14 million for each of the quarters ended September 30, 2004 and 2003 and $42 million for each of the nine-month periods ended September 30, 2004 and 2003.

      PSE&G

      In December 2003, PSE&G redeemed its trust preferred securities. The capital trusts related to the securities were deconsolidated when FIN 46 was adopted in 2003. For PSE&G, interest expense related to these trusts totaled $3 million and $9 million for the quarter and nine months ended September 30, 2003, respectively.

      In addition, PSE&G reviewed its Non-Utility Generation (NUG) contracts to determine if the entities involved were VIEs and, if so, if PSE&G was the primary beneficiary. These entities own power plants that sell their output to PSE&G, which PSE&G is contractually obligated to purchase at a variable price that correlates with certain major operating costs of the plants. As a result, PSE&G assumes some of the variability inherent in the operation of these plants.

      PSE&G attempted to obtain the information necessary to conduct the analysis of the cash flow variability required under FIN 46R from two facility owners where PSE&G held a potentially significant variable interest, as defined in FIN 46R, based on the NUG contracts. The respective facility owners did not provide the information based on their respective belief that the data was competitive and proprietary. As a result, PSE&G is unable to determine whether these entities should be consolidated under FIN 46R and applies the scope exception in FIN 46R that exempts entities that conduct exhaustive unsuccessful efforts to obtain the necessary information.

      PSE&G incurred energy costs related to these two specific NUG contracts of approximately $1 million for each of the quarters ended September 30, 2004 and 2003 and approximately $4 million and $6 million for the nine months ended September 30, 2004 and 2003, respectively. PSE&G sells the electricity purchased under all of its NUG contracts at market prices in the PJM Interconnection, L.L.C. (PJM) spot market and recovers the difference between the variable contract price and market price through the Non-Utility Generation Market Transition Charge (NTC).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Energy Holdings

      Energy Holdings evaluated its interests in four real estate partnerships previously accounted for under the equity method of accounting. Management determined that these entities were VIEs and further determined that Energy Holdings was the primary beneficiary and, therefore, was required to consolidate these entities. The current presentation reflects these entities on a fully consolidated basis and all prior periods were restated in accordance with FIN 46.

      The consolidation of the real estate partnerships on the Condensed Consolidated Balance Sheets resulted in an increase of approximately $31 million in assets and liabilities. There was no material impact of consolidating the real estate partnerships on Operating Revenues or Operating Expenses.

Emerging Issues Task Force (EITF) Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133,” “Accounting for Derivative Instruments and Hedging Activities”, and Not “Held for Trading Purposes” as Defined in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 03-11)

      PSEG and Power

      The EITF has previously discussed the income statement presentation of gains and losses on contracts held for trading purposes in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). In its discussion of EITF 03-11, the EITF reached a consensus that gains and losses (realized and unrealized) on all derivative instruments within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) should be shown net when recognized in the Consolidated Statement of Operations, whether or not settled physically, if the derivative instruments are “held for trading purposes” as defined in EITF 02-3. These rules, which are effective for transactions occurring after September 30, 2003, required PSEG and Power to reduce Operating Revenues and Energy Costs by approximately $92 million and $174 million for the quarter and nine months ended September 30, 2004, respectively, since these transactions are required to be recorded as net revenue.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1)

      PSEG, PSE&G, Power and Energy Holdings

      EITF 03-1 further defines the meaning of an “other-than-temporary impairment” and its application to debt and equity securities. Impairment occurs when the fair value of a security is less than its cost basis. When such a condition exists, the investor is required to evaluate whether the impairment is other-than-temporary as defined in EITF 03-1. When an impairment is other-than-temporary, the unrealized loss must be charged to earnings.

      On September 30, 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, “Effective date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP EITF 03-1-1). FSP EITF 03-1-1 delayed the effective date for the measurement and recognition guidance contained in EITF 03-1 until further implementation guidance is issued.

      EITF 03-1, when fully adopted, could materially impact the accounting for the investments held in Nuclear Decommissioning Trust Funds. The ultimate impact to PSEG and its subsidiaries cannot be determined until the FASB issues final guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2)

      PSEG, PSE&G, Power and Energy Holdings

      FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) for employers who sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Medicare Drug Act. The Medicare Drug Act generally permits plan sponsors that provide retiree prescription drug benefits that are “actuarially equivalent” to the benefits of Medicare Part D to be eligible for a non-taxable federal subsidy. FSP 106-2 is effective for periods beginning after June 15, 2004. PSEG selected the prospective method of adoption of FSP 106-2. Upon adoption of FSP 106-2, the subsidy reduced the accumulated postretirement benefit obligation by $45 million from $929 million to $884 million on July 1, 2004 and therefore reduces future periodic OPEB expense. There was no impact on PSEG's, PSE&G's, Power's or Energy Holdings' Condensed Consolidated Financial Statements.

Note 4. Discontinued Operations, Dispositions and Acquisitions

Energy Holdings

      Discontinued Operations

      CPC

      In December 2003, Global entered into a definitive purchase and sale agreement related to the sale of its majority interest in CPC, which owns and operates a power plant located in Rades, Tunisia. In May 2004, Global completed the sale of its majority interest in CPC for approximately $43 million in cash. The assets sold consisted primarily of accounts receivable, property, plant and equipment and other assets. The buyer also assumed certain accounts payable, accrued liabilities and debt obligations.

      In December 2003, Global recognized an estimated loss on disposal of $23 million for the initial write-down of its carrying amount of CPC to its fair value less cost to sell. During the first quarter of 2004, Energy Holdings re-evaluated the carrying value of CPC's assets and liabilities and determined that an additional write-down to fair value of $2 million was required, offsetting the $2 million of income from operations of CPC during the first quarter of 2004. In May 2004, the actual loss on the sale of CPC totaled $18 million. Global recognized a gain on disposal of $5 million in the second quarter of 2004. Accordingly, the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2004 includes a gain on disposal of $3 million.

      The operating results of CPC for the quarters and nine months ended September 30, 2004 and 2003 are summarized below:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
Operating Revenues	$—	$28	$38	$70
Pre-Tax Operating (Loss) Income	$—	(2)	2	(3)
Net Income	$—	2	2	1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      The carrying amounts of the assets and liabilities of CPC as of December 31, 2003 are summarized in the following table:

As of December 31, 2003
(Millions)
Current Assets	$45
Noncurrent Assets	253

Total Assets	$298

Current Liabilities	$161
Noncurrent Liabilities	81

Total Liabilities	$242

      Energy Technologies' Investments

      In June 2002, Energy Holdings adopted a plan to sell its heating, ventilating and air conditioning (HVAC)/mechanical operating companies. The HVAC/mechanical operating companies met the criteria for classification as components of Discontinued Operations. During the first quarter of 2003, Energy Holdings re-evaluated the carrying value of Energy Technologies' assets and liabilities and determined that an additional write-down to fair value of $9 million, net of a $3 million tax benefit, was required. The sale of the HVAC/mechanical operating companies and Energy Technologies was complete as of September 30, 2003.

      The operating results of Energy Technologies for the quarter and nine months ended September 30, 2003 were as follows:

	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Millions)

Operating Revenues	$7	$68
Pre-Tax Operating Loss	$(5)	$(18)
Net Loss	$(3)	$(11)

      Dispositions

      Meiya Power Company Limited (MPC)

      For information related to MPC, see Note 16. Subsequent Events.

      LDS

      In April 2004, Global sold a portion of its shares in LDS, in the Lima stock exchange, reducing its ownership from 44% to 38% and received gross proceeds of approximately $31 million. Global realized an after-tax gain of approximately $5 million in the second quarter of 2004 related to the LDS sale. The gain is recorded in Income from Equity Method Investments on the Condensed Consolidated Statements of Operations.

      Resources

      In March 2004, Resources entered an agreement with Midwest Generation LLC, an indirect subsidiary of Edison Mission Energy (EME), to terminate its lease investment in the Collins generating facility in Illinois. In April 2004, Resources closed on the termination of the lease agreement and received gross proceeds of approximately $184 million (approximately $84 million, after-tax) that allowed it to substantially recover its carrying value in this lease. In connection with the agreement, in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the first quarter of 2004, Resources recorded an unrealized loss of $17 million, after-tax, related to the termination of the lease.

      In January 2004, Resources terminated two lease transactions because the lessees exercised their purchase option. Resources received aggregate cash proceeds of approximately $45 million, recognizing an after-tax gain of $4 million. As a result of these lease terminations, Resources paid income taxes of $36 million in 2004.

      Acquisitions

      Texas Independent Energy, L.P. (TIE)

      In June 2004, Global notified TECO Energy, Inc. (TECO) of its intent to convert a fractional amount of its preferred interest in TIE and thereby gain majority control of TIE. In July 2004, Global signed an agreement to acquire all of TECO's 50% equity interest in TIE for less than $1 million. With this purchase, Global now owns 100% of TIE and consolidated this investment effective July 1, 2004. As a result, Energy Holdings presents approximately $630 million of Property, Plant and Equipment, $72 million of Other Assets, $461 million of Long-Term Non-Recourse Debt, and $27 million of Other Liabilities related to TIE on its Condensed Consolidated Balance Sheet as of the effective acquisition date.

      Energy Holdings' pro forma consolidated Operating Revenues for the nine months ended September 30, 2004 had the acquisition of TIE occurred at the beginning of the year would have increased from $701 million to $931 million. The pro forma Operating Revenues for the quarter and nine months ended September 30, 2003 would have increased from $178 million to $319 million and from $539 million to $903 million, respectively, had the acquisition occurred at the beginning of 2003. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. This acquisition is expected to be modestly accretive to Energy Holdings' earnings.

      Electrowina Skawina S.A. (Skawina)

      In 2002, Global acquired a controlling interest in the electric and thermal coal-fired Skawina plant in Poland. In accordance with the purchase agreement, Global acquired an additional 12% from Skawina's employees in 2004, increasing its ownership interest to approximately 75%. The transaction required an additional investment of approximately $8 million and closed in the third quarter of 2004. For additional information, see Note 7. Commitments and Contingent Liabilities.

Note 5. Extraordinary Item

PSE&G

      In May 2002, PSE&G filed an Electric Base Rate Case with the BPU requesting an annual $250 million increase for its electric distribution business. In June 2003, a proposed settlement was filed with the Administrative Law Judge (ALJ) who recommended approval of the settlement to the BPU. In July 2003, PSE&G received an oral decision from the BPU approving the proposed settlement with certain modifications. The related Final Order was received on April 22, 2004. As a result of the oral decision and subsequent summary written order, in the second quarter of 2003, PSE&G recorded certain adjustments in connection with the resolution of various issues relating to the Final Order PSE&G received from the BPU in 1999 relating to PSE&G's rate unbundling, stranded costs and restructuring proceedings. These amounts include a $30 million pre-tax refund to customers related to revenues previously collected in rates for nuclear decommissioning. Because this amount reflects the final accounting for PSEG's generation-related business pursuant to the four-year transition plan mandated by the Final Order, the adjustment has been recorded as an $18 million, after-tax, Extraordinary Item as required under APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and SFAS No. 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71”.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Earnings Per Share (EPS)

PSEG

      Diluted EPS is calculated by dividing Net Income by the weighted average number of common stock shares outstanding, including shares issuable upon exercise of stock options outstanding under PSEG's equity compensation plans. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating Diluted EPS:

	Quarters Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions):
Continuing Operations	$244	$244	$208	$208	$634	$634	$688	$688
Discontinued Operations	—	—	(1)	(1)	5	5	(19)	(19)
Extraordinary Item	—	—	—	—	—	—	(18)	(18)
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—	370	370

Net Income	$244	$244	$207	$207	$639	$639	$1,021	$1,021

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	237,269	237,269	226,414	226,414	236,724	236,724	225,893	225,893
Effect of Stock Options	—	303	—	774	—	445	—	562
Effect of Stock Performance Units	—	18	—	—	—	18	—	—
Effect of Forward Contracts (PEPS)	—	138	—	405	—	696	—	—

Total Shares	237,269	237,728	226,414	227,593	236,724	237,883	225,893	226,455

EPS:
Continuing Operations	$1.03	$1.03	$0.92	$0.91	$2.68	$2.67	$3.05	$3.04
Discontinued Operations	—	—	—	—	0.02	0.02	(0.09)	(0.09)
Extraordinary Item	—	—	—	—	—	—	(0.08)	(0.08)
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—	1.64	1.64

Net Income	$1.03	$1.03	$0.92	$0.91	$2.70	$2.69	$4.52	$4.51

      There were approximately 5.3 million and 3.3 million stock options excluded from the weighted average common shares calculation used for Diluted EPS due to their antidilutive effect for the quarters ended September 30, 2004 and 2003, respectively.

      There were approximately 2.9 million and 6.1 million stock options excluded from the weighted average common shares calculation used for Diluted EPS due to their antidilutive effect for the nine months ended September 30, 2004 and 2003, respectively.

      There were approximately 9.2 million participating units excluded from the weighted average common shares calculation used for Diluted EPS due to their antidilutive effect for the nine months ended September 30, 2003.

      Dividend payments on common stock for the quarter ended September 30, 2004 were $0.55 per share and totaled approximately $131 million. Dividend payments on common stock for the nine months ended September 30, 2004 were $1.65 per share and totaled approximately $391 million. Dividend payments on common stock for the quarter ended September 30, 2003 were $0.54 per share and totaled approximately $122 million. Dividend payments on common stock for the nine months ended September 30, 2003 were $1.62 per share and totaled approximately $366 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Commitments and Contingent Liabilities

Old Dominion Electric Cooperative (ODEC)

      PSE&G and Power

      In 1992, PSE&G entered into a ten-year wholesale power contract with ODEC to begin on January 1, 1995 and end on December 31, 2004. The contract was assigned by PSE&G to Power in conjunction with the generation-related asset transfer in August 2000. In November 1997, FERC issued the PJM Restructuring Order, which required PSE&G to modify its contract with ODEC to remove a transmission rate resulting in a reduction of its rates to ODEC by approximately $6 million per year, effective April 1, 1998. In December 2002, based on a U.S. Court of Appeals ruling in PSE&G's favor, FERC issued its Order on Remand reversing its November 1997 order thereby allowing Power to collect amounts for April 1998 through December 2002, pursuant to the original contract. Power billed ODEC for this amount in January 2003 and has been billing, recording and receiving payment of the original contract rate for services provided since January 2003. In August 2004, ODEC paid Power the amounts due for April 1998 through December 2002, aggregating $33 million, including interest.

Guaranteed Obligations

      Power

      Power has unconditionally guaranteed payment by its subsidiary, ER&T, in certain commodity-related transactions in the ordinary course of business. These payment guarantees were provided to counterparties in order to obtain credit under physical and financial agreements in gas, pipeline capacity, transportation, oil, electricity and related commodities and services. These Power payment guarantees support the current exposure, interest and other costs on sums due and payable by ER&T under these agreements. Guarantees offered for trading and marketing cover lines of credit between entities and are often reciprocal in nature. The exposure between counterparties can move in either direction. The face value of the guarantees outstanding as of September 30, 2004 and December 31, 2003 was $1.6 billion and $1.4 billion, respectively. In order for Power to incur a liability for the face value of the outstanding guarantees, ER&T would have to fully utilize the credit granted to it by every counterparty to whom Power has provided a guarantee and all of ER&T's contracts would have to be “out-of-the-money” (if the contracts are terminated, Power would owe money to the counterparties). The probability of all contracts at ER&T being simultaneously “out-of-the-money” is highly unlikely. For this reason, the current exposure at any point in time is a more meaningful representation of the potential liability to Power under these guarantees. The current exposure consists of the net of accounts receivable and accounts payable and the forward value on open positions, less any margins posted. The current exposure from such liabilities was $453 million and $228 million as of September 30, 2004 and December 31, 2003, respectively. Of the $453 million exposure, $120 million was recorded on Power's Condensed Consolidated Balance Sheet as of September 30, 2004. Of the $228 million exposure, $167 million is recorded on Power's Condensed Consolidated Balance Sheet as of December 31, 2003. The increase in exposure as of September 30, 2004, as compared to December 31, 2003 is partially due to the inclusion of an additional year of BGS exposure that commenced in February 2004. Basic Generation Service (BGS) exposure is not marked to market and therefore this exposure is not included on the Condensed Consolidated Balance Sheets.

      Power is subject to collateral calls related to commodity contracts. As of September 30, 2004, Power had recorded margin paid of approximately $102 million. An increase in energy prices causes a commensurate increase in collateral requirements for Power. As of September 30, 2004, if Power had lost its investment grade credit rating, there was a potential for approximately $680 million of additional collateral calls for those counterparties with whom Power was “out-of-the-money” under such contracts and where those counterparties were entitled to and had called for collateral. Extreme market events, like the daily price movements in natural gas and power experienced recently, can significantly impact

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

these requirements. As of September 30, 2004, Power had recorded margin received of approximately $76 million.

      As of September 30, 2004, letters of credit issued by Power were outstanding in the amount of approximately $57 million in support of various contractual obligations, environmental liabilities and to satisfy trading collateral obligations.

      Energy Holdings

      Energy Holdings and/or Global have guaranteed certain obligations of their subsidiaries or affiliates, including the successful completion, performance or other obligations related to certain projects in an aggregate amount of approximately $160 million and $180 million as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, the guarantees of payment include $42 million and $49 million, respectively, for a standby equity commitment for Skawina in Poland which is expected to expire in August 2007 and a $25 million contingent guarantee related to debt service obligations of Chilquinta in Chile expiring in 2011. Additional guarantees consist of a $33 million and $37 million leasing agreement guarantee for Prisma 2000 S.p.A. (Prisma) in Italy as of September 30, 2004 and December 31, 2003, respectively, $22 million and $24 million of performance and payment guarantees related to Energy Technologies as of September 30, 2004 and December 31, 2003, respectively, that are supported by letters of credit that expire in May 2005, and various other guarantees comprising the remaining $38 million and $45 million as of September 30, 2004 and December 31, 2003, respectively, expiring through 2010.

      In September 2003, Energy Holdings completed the sale of Energy Technologies and nearly all of its assets. However, Energy Holdings retained certain outstanding construction and warranty obligations related to ongoing construction projects previously performed by Energy Technologies. These construction obligations have performance bonds issued by insurance companies for which exposure is adequately supported by the outstanding letters of credit described above. As of September 30, 2004, there were $25 million of such bonds outstanding, of which $6 million is related to uncompleted construction projects. These performance bonds are not included in the $160 million of guaranteed obligations discussed above.

      In addition to the amounts discussed above, certain subsidiaries of Energy Holdings also have contingent obligations related to their respective projects, which are nonrecourse to Energy Holdings and Global.

Environmental Matters

      PSEG, PSE&G and Power

      Hazardous Waste

      The New Jersey Department of Environmental Protection (NJDEP) adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. These regulations may substantially increase the costs of environmental investigations and necessary remediation, particularly at sites situated on surface water bodies. PSE&G, Power and respective predecessor companies own or owned and/or operate or operated certain facilities situated on surface water bodies, certain of which are currently the subject of remedial activities. The financial impact of these regulations on these projects is not currently estimable. However, neither PSE&G nor Power anticipate that compliance with these regulations will have a material adverse effect on their respective financial positions, results of operations or net cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Passaic River Site

      The U.S. Environmental Protection Agency (EPA) has determined that a six mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). PSE&G and certain of its predecessors conducted industrial operations at properties adjacent to the Passaic River facility. The operations included one operating and one former generating station and four former Manufactured Gas Plants (MGPs). PSE&G's costs to clean up former MGPs are recoverable from utility customers through the Societal Benefits Charge (SBC). PSE&G has sold the site of the former generating station and obtained releases and indemnities for liabilities arising out of the site in connection with the sale. The Essex Generating Station (Essex Site) was transferred to Power in August 2000. Power assumed any environmental liabilities of PSE&G associated with the electric generating stations that PSE&G transferred to it, including the Essex Site.

      In 2003, the EPA notified 41 potentially responsible parties (PRPs), including PSE&G, that it was expanding its assessment of the Passaic River Study Area to the entire 17-mile tidal reach of the lower Passaic River. The EPA further indicated, with respect to PSE&G, that it believed that hazardous substances were being released from the Essex Site and a former MGP located in Harrison, New Jersey (Harrison Site), which also includes facilities for PSE&G's ongoing gas operations. The EPA has estimated that its study would require five to seven years to complete and would cost approximately $20 million, of which it would seek to recover $10 million from the PRPs, including PSE&G and Power. Power will evaluate recoverability of any disbursed amounts from its insurance carriers.

      Also, in 2003, PSEG, PSE&G and 56 other PRPs received a Directive and Notice to Insurers from the NJDEP that directed the PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged in the Directive that it had determined that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP announced that it had estimated the cost of interim natural resource injury restoration activities along the lower Passaic River to approximate $950 million.

      PSE&G and Power have indicated to both the EPA and NJDEP that they are willing to work with the agencies in an effort to resolve their respective claims and, along with approximately 30 other PRPs, have executed an agreement with the EPA that provides for sharing the costs of the study between the government organizations and the PRPs. PSEG, PSE&G and Power cannot predict what further actions, if any, or the costs or the timing thereof, that may be required with respect to the Passaic River or natural resource damages. However, such costs could be material.

      PSE&G

      MGP Remediation Program

      PSE&G is currently working with the NJDEP under a program to assess, investigate and remediate environmental conditions at PSE&G's former MGP sites (Remediation Program). To date, 38 sites have been identified as sites requiring some level of remedial action. The Remediation Program is periodically reviewed, and the estimated costs are revised by PSE&G based on regulatory requirements, experience with the program and available remediation technologies. Since the inception of the program in 1988 through September 30, 2004, PSE&G had expenditures of approximately $295 million.

      During the third quarter of 2004, PSE&G refined the detailed site estimates, and determined that total Remediation Program costs could range between $630 million and $675 million. No amount within the range was considered to be most likely. Therefore, $335 million was accrued at September 30, 2004, which represents the difference between the low end of the total program cost estimate of $630 million and the total incurred costs through September 30, 2004 of $295 million. Of this amount, approximately $42 million was recorded in Other Current Liabilities and $293 million was reflected in Other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Noncurrent Liabilities. The costs associated with the MGP Remediation Program are recovered through the SBC charges to PSE&G ratepayers. As such, a $335 million Regulatory Asset was also recorded.

      Power

      Prevention of Significant Deterioration (PSD)/New Source Review (NSR)

      The PSD/NSR regulations, promulgated under the Clean Air Act (CAA), require major sources of certain air pollutants to obtain permits, install pollution control technology and obtain offsets, in some circumstances, when those sources undergo a “major modification,” as defined in the regulations. The Federal government is seeking to order companies allegedly not in compliance with the PSD/NSR regulations to install the best available control technology at the affected plants and to pay monetary penalties of up to $27,500 for each day of continued violation.

      The EPA and the NJDEP issued a demand in March 2000 under the CAA requiring information to assess whether projects completed since 1978 at the Hudson and Mercer coal burning units were implemented in accordance with applicable PSD/NSR regulations. Power completed its response to the requests for information and, in January 2002, reached an agreement with New Jersey and the Federal government to resolve allegations of noncompliance with PSD/NSR regulations. Under that agreement, over the course of 10 years, Power must install advanced air pollution controls that are designed to reduce emissions of Nitrogen Oxide (NOx), Sulfur Dioxide (SO2), particulate matter and mercury. The estimated cost of the program as of September 30, 2004 includes approximately $110 million for installation of selective catalytic reduction systems (SCRs) at Mercer, approximately $84 million of which has been spent, as well as approximately $300 million to $350 million at the Hudson unit and $150 million to $200 million for other pollution control equipment at Mercer to be installed by December 31, 2012. Power also paid a $1.4 million civil penalty and has agreed to spend up to $6 million on supplemental environmental projects. The agreement resolving the NSR allegations concerning the Hudson and Mercer units also resolved a dispute over Bergen 2 regarding the applicability of PSD requirements and allowed construction of the unit to be completed and operations to commence.

      Power has notified the EPA and the NJDEP that it is evaluating the continued operation of the Hudson coal unit in light of changes in the energy and capacity markets and increases in the cost of pollution control equipment and other necessary modifications to the unit. A decision has not yet been made as to the Hudson unit's continued operation beyond the December 31, 2006 deadline for installation of pollution control equipment. The related costs associated with the pollution control modifications for the Hudson unit have not been included in Power's capital expenditure projections.

      In March 2004, the third-party contractor retained by Power to design, construct and install the SCRs at Mercer, required under the agreement with the EPA and the NJDEP, revised its construction schedule to indicate that substantial completion of the SCR for one of the Mercer units would not occur until after the date specified in the agreement. Power notified the EPA and the NJDEP and agreed with the agencies to resolve the delayed operation of one of the SCRs by early operation of the other SCR. Power assumed responsibility for completion of the construction and terminated the third-party contractor. The SCRs are in the final stages of construction and both Mercer units are currently in operation.

New Generation and Development

      Power and Energy Holdings

      Completion of the projects discussed below, within the estimated time frames and cost estimates cannot be assured. Construction delays, cost increases and various other factors could result in changes in the operational dates or ultimate costs to complete.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Power

      Power is constructing the Bethlehem Energy Center, which will replace the Albany Station. Total costs for this project are expected to be approximately $500 million, with expenditures to date of approximately $407 million. Construction began in 2002 with the expected completion date in mid-2005, at which time the existing station will be retired.

      Power is constructing a natural gas-fired generation plant in Linden, New Jersey. Power is currently investigating and assessing corrosion that was recently detected on the tubes in both steam turbine condensers. Power anticipates that the tubes will need to be replaced which will delay the scheduled commercial operation date to 2006. Including the replacement of the tubes, the total costs are currently estimated at approximately $830 million with expenditures to date of approximately $708 million.

      Power constructed a natural gas-fired generation plant in Lawrenceburg, Indiana, which achieved commercial operation in June 2004.

      Power also has contracts with outside parties to purchase upgraded turbines for the Salem Nuclear Generating Station (Salem) Units 1 and 2 and to purchase upgraded turbines and complete a power uprate for Hope Creek Generating Station (Hope Creek) to modestly increase its generating capacity. Salem Unit 2 completed Phase I of its turbine replacement during its Fall 2003 refueling outage and gained 24 MW, primarily due to the replacement. Phase II of the replacement is currently scheduled for 2008. Salem Unit 1 completed its turbine replacement during its Spring 2004 refueling outage and gained 63 MW, primarily due to the replacement. Phase I of Hope Creek's turbine replacement is scheduled for December 2004, with Phase II to be completed in 2006. The power uprate for Hope Creek is also currently scheduled to be completed by 2006, assuming timely approval from the Nuclear Regulatory Commission (NRC). Power's aggregate estimated share of the costs for these projects are $228 million, with expenditures to date of approximately $149 million.

      Power has entered into a long-term contractual services agreement with a vendor to provide the outage and service needs for certain of Power's generating units at market rates. The contract covers approximately twenty-five years and could result in annual payments ranging from approximately $10 million to $50 million for services, parts and materials rendered.

      Energy Holdings

      Poland

      In 2002, Global acquired a controlling interest in the electric and thermal coal-fired Skawina plant. In accordance with the purchase agreement, Global acquired an additional 12% from Skawina's employees in 2004, increasing its ownership interest to approximately 75%. The transaction required an additional investment of approximately $8 million and closed in the third quarter of 2004. In addition, as of September 30, 2004, Global had approximately $42 million of equity commitment guarantees related to the modernization of the plant for environmental upgrades over a multi-year period as the investments are made, which would increase Global's total equity investment would increase to $99 million. These equity commitment guarantees were reduced to approximately $26 million in October 2004. Global expects that cash generated from Skawina's operations will be sufficient to fund all such modernization costs.

      Other

      There are additional minor capital projects at certain of Global's subsidiaries that are expected to be funded locally. Included in these projects is a 45 MW generation project at SAESA. The project, which is designed to reduce risk associated with SAESA's electric supply commitments, was completed in the fourth quarter of 2004, at a total cost of approximately $15 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BGS and Basic Gas Supply Service (BGSS)

      PSE&G and Power

      PSE&G is required to obtain all of its basic generation energy supply needs through the New Jersey BGS auctions for its customers that are not served by a third-party supplier. PSE&G has entered into contracts with Power, as well as with third-party suppliers, to purchase BGS for PSE&G's anticipated load requirements. In addition, PSE&G has a full requirements contract with Power under which Power will provide PSE&G with its BGSS requirements through 2007.

      Power

      Power's objective is to enter into load serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon. As part of this objective, Power has entered into contracts to directly supply PSE&G and other New Jersey Electric Distribution Companies (EDCs) with a portion of their BGS requirements, through the New Jersey BGS auction process. In addition to the BGS related contracts, Power has entered into firm supply contracts with EDCs in Pennsylvania, Connecticut and Maryland, as well as other firm sales and trading positions and commitments, including 34-month contracts ending May 31, 2006, to supply energy and capacity to third parties supplying electricity to New Jersey EDCs.

Minimum Fuel Purchase Requirements

      Power

      Power purchases coal and oil for certain of its fossil generation stations through various long-term commitments. The total minimum purchase requirements included in these commitments amount to approximately $759 million through 2009.

      Power has various multi-year requirements-based purchase commitments that total approximately $96 million per year to meet Salem's and Hope Creek's nuclear fuel needs, of which Power's share is approximately $70 million per year through 2008. Power has been advised by Exelon Generation LLC (Exelon), the co-owner and operator of the Peach Bottom Atomic Power Station (Peach Bottom), that it has similar purchase contracts to satisfy the fuel requirements for Peach Bottom through 2008, of which Power's share is approximately $35 million per year.

      In addition to its fuel requirements, Power has entered into various multi-year contracts for firm transportation and storage capacity for natural gas, primarily to meet its gas supply obligations. As of September 30, 2004, the total minimum requirements under these contracts were approximately $691 million through 2016.

      These purchase obligations support Power's objective to enter into load serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon and to enter into contracts for its fuel supply in comparable volumes.

Nuclear Fuel Disposal

      Power

      Under the Nuclear Waste Policy Act of 1982, as amended (NWPA), the Federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund at a rate of one mil ($0.001) per Kilowatt-hour (kWh) of nuclear generation, subject to such escalation as may be required to assure full cost recovery by the Federal government. Under the NWPA, the U.S. Department of Energy (DOE) was required to begin taking possession of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the spent nuclear fuel by no later than 1998. The DOE has announced that it does not expect a facility for such purpose to be available earlier than 2010.

      Pursuant to NRC rules, spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in independent spent fuel storage installations located at reactors or away-from-reactor sites for at least 30 years beyond the licensed life for reactor operation (which may include the term of a revised or renewed license). Adequate spent fuel storage capacity is estimated to be available through 2007 for Hope Creek, 2011 for Salem 1 and 2015 for Salem 2. Power has commenced construction of an on-site storage facility that will satisfy the spent fuel storage needs of both Salem and Hope Creek through the end of their current respective license lives. Exelon has advised Power that it has a licensed and operational on-site storage facility at Peach Bottom that will satisfy Peach Bottom's spent fuel storage requirements until at least 2014.

      Exelon had previously advised Power that it had signed an agreement with the DOE, applicable to Peach Bottom, under which Exelon would be reimbursed for costs incurred resulting from the DOE's delay in accepting spent nuclear fuel for permanent storage. Under this agreement, Power's portion of Peach Bottom's Nuclear Waste Fund fees were reduced by approximately $18 million through August 31, 2002, at which point the credits were fully utilized and covered the cost of Exelon's on-site storage facility. In September 2002, the U.S. Court of Appeals for the Eleventh Circuit issued an opinion upholding a petition seeking to set aside the receipt of these credits by Exelon. On August 14, 2003, Exelon received a letter from the DOE demanding repayment of previously received credits from the Nuclear Waste Fund. The letter also demanded a total of approximately $1.5 million of accrued interest (100% share). In August 2004, Exelon advised Nuclear that it reached a settlement with the U.S. Department of Justice, under which Exelon will be reimbursed for costs associated with the storage of spent nuclear fuel at the Peach Bottom facility, a portion of which will be paid to Nuclear as a co-owner of Peach Bottom. Future costs incurred resulting from the DOE delays in accepting spent fuel will be reimbursed annually until the DOE fulfills its obligation to accept spent nuclear fuel. In addition, Exelon and Nuclear are required to reimburse the DOE for the previously received credits from the Nuclear Waste Fund, plus lost earnings. Under this settlement, Power will receive approximately $27 million for its share of previously incurred storage costs for Peach Bottom, $22 million of which will be used for the required reimbursement to the Nuclear Waste Fund. As a result of this settlement, Power reversed approximately $12 million of previously capitalized plant-related expenses and recognized an increase of $7 million to Operating Expenses in the third quarter of 2004.

Spent Fuel Pool

      Power

      The spent fuel pool at each Salem unit has an installed leakage collection system. This normal leakage path was found to be obstructed, causing concern about the extent of leakage contact with the fuel handling building's concrete structure. Power is developing a solution to maintain the design function of the leakage collection system and is investigating the extent of any structural degradation caused by the leakage. The investigation should take approximately one year. If any significant degradation is identified, the repair costs could be material. The NRC issued Information Notice 2004-05 in March 2004 concerning this emerging industry issue and Power cannot predict what further actions the NRC may take on this matter.

      Elevated concentrations of tritium in the shallow groundwater near Salem Unit 1 were detected in early 2003. This information was reported to the NJDEP and the NRC, as required. Power is conducting a comprehensive investigation in accordance with NJDEP site remediation regulations to determine the source and extent of the tritium in the groundwater. Power has conducted initial remedial pilot studies and submitted a workplan to the NJDEP in July 2004 for the proposed remedy. The costs necessary to address this groundwater contamination issue are not known fully, however, such costs are not expected to be material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other

      PSEG and PSE&G

      Investment Tax Credits (ITC)

      As of June 1999, the Internal Revenue Service (IRS) had issued several private letter rulings that concluded that the refunding of excess deferred tax and ITC balances to utility customers was permitted only over the related assets' regulatory lives, which were terminated upon New Jersey's electric industry restructuring. Based on this fact, PSEG and PSE&G reversed the deferred tax and ITC liability relating to PSE&G's generation assets that were transferred to Power and recorded a $235 million reduction of the extraordinary charge in 1999 due to the restructuring of the utility industry in New Jersey. PSE&G was directed by the BPU to seek a ruling from the IRS to determine if the ITC included in the impairment write-down of generation assets could be credited to customers without violating the tax normalization rules of the Internal Revenue Code. PSE&G filed a private letter ruling request with the IRS in 2002, which is still pending.

      In 2003, the IRS proposed regulations for comment that, if adopted, would allow utilities to elect retroactive application over periods equivalent to the ones in place prior to deregulation. While PSEG cannot predict the outcome of this matter, a requirement to refund such amounts to customers could have a material adverse impact on PSEG's and PSE&G's financial condition, results of operations and net cash flows.

      PSEG and Energy Holdings

      Leveraged Lease Investments

      PSEG, through its indirect wholly-owned subsidiary, Resources, has invested in a number of leveraged lease investments in the ordinary course of PSEG's energy business. Transactions entered into by other companies with structures similar to certain of Resources' transactions have been the subject of review and challenge by the IRS. As of September 30, 2004, Resources' total gross investment in such transactions was approximately $1.4 billion. The IRS is currently reviewing tax returns of PSEG and its subsidiaries for the tax years 1997 through 2000. During this time period, these transactions reduced the current tax liability of PSEG by approximately $240 million. This amount represents timing differences for which deferred taxes have been provided. PSEG believes that its tax position related to these transactions was proper based on applicable statutes, regulations and case law, and believes that it should prevail with respect to an IRS challenge, if presented, although no assurances can be given. An adverse outcome could have a material impact on PSEG's and Energy Holdings' results of operations, financial position and cashflows and could impact future returns on these transactions.

      PSE&G

      Placement of Gas Meters

      In 2003, a proposed class action lawsuit was filed against PSE&G and PSEG in the Superior Court of New Jersey alleging that PSE&G's installation of outdoor gas meters within three feet of driveways or garages at residential locations is negligent. The suit also requested the court to order PSE&G to establish a fund for the purpose of remediating the allegedly improper meter installations. In June 2004, the parties to the lawsuit entered into a settlement in which PSE&G committed to enhance the protection of certain identified outdoor gas meter sets over a three-year period. PSE&G anticipates that the cost of such work will not be material. As a result of this settlement, the claims were dismissed with prejudice.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Energy Holdings

      LDS

      The Superintendencia Nacional de Administracion Tributaria (SUNAT), the governing tax authority in Peru, has claimed past-due taxes for the period between 1999-2001, plus penalties and interest, resulting from an interpretation of the law that allowed LDS to restate its assets to fair market value for tax purposes and take advantage of the resulting higher tax deductions from depreciation. SUNAT also claimed past due taxes, penalties and interest for the 1996-1998 period related to this issue.

      SUNAT claimed that the revaluation appraisal, performed in 1994, was not performed correctly and was therefore invalid. It is LDS's position that laws and regulations did not define the methodology to be used in these matters and its study was based on generally accepted practices and the only constraint was not to exceed market value. In January 2004, the Fiscal Court in Peru ruled that SUNAT cannot maintain claim against LDS relating to the 1996-1998 period. Regarding the 1999-2001 claims, the Fiscal Court stated that SUNAT could not simply reject in its entirety LDS's revaluation appraisal on which the disputed depreciation was based, but that SUNAT must cite specific inaccuracies or produce its own alternative valuation study. In September 2004, SUNAT presented to LDS its own study that reflected a much lower value for LDS than LDS's study. Nonetheless, SUNAT did accept part of LDS's revaluation, the effect of which reduces the potential liability relating to alleged past over-depreciation from approximately $45 million to $25 million during the third quarter of 2004, of which $9 million is currently recorded at LDS. Global's share of the net potential liability related to the claim by SUNAT is estimated at $6 million. LDS has not accepted the SUNAT valuation, but has challenged SUNAT's study that, in LDS's view, included no value for large components of LDS's system and under valued other components. LDS believes that it will prevail, however, no assurances can be given as to the ultimate outcome of this matter.

      Dhofar Power Company (Salalah)

      Since commencing operations in May 2003, Salalah has experienced a number of service interruptions, including four service interruptions in 2004, which resulted from breaches of general warranties of the contractors that installed the Salalah project. The commercial agreement for the project includes a provision for penalties to be paid in some circumstances to the customer when there is a service interruption. Energy Holdings is attempting to resolve the amount of the potential penalties from the service interruptions. Energy Holdings believes that cash retentions, letters of credit and a guarantee bond provided by the contractors should be sufficient to cover the potential penalty claims.

Note 8. Risk Management

PSEG, PSE&G, Power and Energy Holdings

      The operations of PSEG, PSE&G, Power and Energy Holdings are exposed to market risks from changes in commodity prices, foreign currency exchange rates, interest rates and equity prices that could affect their respective results of operations and financial conditions. PSEG, PSE&G, Power and Energy Holdings manage exposure to these market risks through their regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. PSEG, PSE&G, Power and Energy Holdings use the term “hedge” to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. Each of PSEG, PSE&G, Power and Energy Holdings use derivative instruments as risk management tools consistent with their respective business plans and prudent business practices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Instruments and Hedging Activities

      Energy Trading Contracts

      Power

      Power actively trades energy and energy-related products, including electricity, natural gas, electric capacity, firm transmission rights (FTRs), coal, oil, weather derivatives and emission allowances in the spot, forward and futures markets, primarily in PJM, but also in the surrounding region, which extends from Maine to the Carolinas and the Atlantic Coast to Indiana, and natural gas in the producing region.

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio and reduce earnings volatility of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy seeking to mitigate the effects of adverse movements in the fuel and electricity markets. These contracts also involve financial transactions including swaps, options and futures.

      Power marks its derivative energy trading contracts to market in accordance with SFAS 133, as amended, with changes in fair value charged to the Condensed Consolidated Statement of Operations. Wherever possible, fair values for these contracts are obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques are employed using assumptions reflective of current market rates, yield curves and forward prices, as applicable, to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

      Power routinely enters into exchange-traded futures and options transactions for electricity and natural gas as part of its operations. Generally, exchange-traded futures contracts require a deposit of margin cash, the amount of which is subject to change based on market movement and in accordance with exchange rules.

      Commodity Contracts

      Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power manages its risk of fluctuations of energy price and availability through derivative instruments, such as forward purchase or sale contracts, swaps, options, futures and FTRs.

      Cash Flow Hedges

      Power uses forward sale and purchase contracts, swaps and FTR contracts to hedge forecasted energy sales from its generation stations and to hedge related load obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. These derivative transactions are designated and effective as cash flow hedges under SFAS 133, as amended. As of September 30, 2004, the fair value of these hedges was $(355) million, $(209) million after-tax. As of December 31, 2003, the fair value of these hedges was $(37) million, $(22) million after-tax. During the next 12 months, $124 million of unrealized losses (after-tax) on these commodity derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified to earnings. As defined in SFAS 133, ineffectiveness associated with these hedges was insignificant. The expiration date of the longest dated cash flow hedge is in 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Other Derivatives

      Power also enters into certain other contracts that are derivatives, but do not qualify for hedge accounting under SFAS 133. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Therefore, the changes in fair market value of these derivative contracts are recorded in Energy Costs on the Condensed Consolidated Statements of Operations. The net fair value of these instruments as of September 30, 2004 and December 31, 2003 was $21 million and $7 million, respectively.

Interest Rates

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed and floating rate debt and interest rate derivatives.

      Fair Value Hedges

      PSEG and Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009. PSEG used an interest rate swap to convert Power's fixed-rate debt into variable-rate debt. The interest rate swap is designated and effective as a fair value hedge. The fair value changes of the interest rate swap are fully offset by the fair value changes in the underlying debt. As of September 30, 2004, the fair value of the hedge was $1 million and there was no ineffectiveness related to the hedge.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of 7.75% Senior Notes due in 2007. Energy Holdings used interest rate swaps to convert $200 million of this fixed-rate debt into variable-rate debt. The interest rate swaps are designated and effective as fair value hedges. The fair value changes of these interest rate swaps are fully offset by the fair value changes in the underlying debt. As of September 30, 2004 and December 31, 2003, the fair value of these hedges was $(2) million and $(1) million, respectively, and there was no ineffectiveness related to these hedges.

      Cash Flow Hedges

      PSEG, PSE&G, Power and Energy Holdings

      PSEG, PSE&G, Power and Energy Holdings use interest rate swaps and other interest rate derivatives to manage their exposures to the variability of cash flows, primarily related to variable-rate debt instruments. The interest rate derivatives used are designated and effective as cash flow hedges. The fair value changes of these derivatives are initially recorded in Accumulated Other Comprehensive Income (OCI). As of September 30, 2004, the fair value of these cash flow hedges was $(155) million, including $(14) million, $(41) million, and $(100) million at PSEG, PSE&G, and Energy Holdings, respectively. As of December 31, 2003, the fair value of these cash flow hedges was $(186) million, including $(16) million, $(51) million, $(7) million and $(112) million at PSEG, PSE&G, Power and Energy Holdings, respectively. The $(41) million and $(51) million at PSE&G as of September 30, 2004 and December 31, 2003, respectively, is not included in Accumulated Other Comprehensive Loss and is deferred as a Regulatory Asset and expected to be recovered from PSE&G's customers. During the next 12 months, $29 million of unrealized losses (net of taxes) on interest rate derivatives in Accumulated Other Comprehensive Loss is expected to be reclassified to earnings, including $4 million and $25 million at PSEG and Energy Holdings, respectively. As of September 30, 2004, hedge ineffectiveness associated with these hedges was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

      Other Derivatives

      Energy Holdings

      Foreign subsidiaries and affiliates of Energy Holdings have entered into interest rate forward contracts, which effectively converted variable-rate debt to fixed-rate debt. Since these contracts have not been designated as fair value hedges, changes in the fair value of these derivative instruments are recorded directly to Interest Expense. The fair value of these instruments as of September 30, 2004 and December 31, 2003 was not material.

Foreign Currencies

      Energy Holdings

      Global is exposed to foreign currency risk and other foreign operations risk that arise from investments in foreign subsidiaries and affiliates. A key component of its risks is that some of its foreign subsidiaries and affiliates have functional currencies other than the consolidated reporting currency, the U.S. Dollar. Additionally, Global and certain of its foreign subsidiaries and affiliates have entered into monetary obligations and maintain receipts/receivables in U.S. Dollars or currencies other than their own functional currencies. Global, a U.S. Dollar functional currency entity, is primarily exposed to changes in the Brazilian Real, the Euro, the Polish Zloty, the Peruvian Nuevo Sol and the Chilean Peso. Changes in valuation of these currencies can impact the value of Global's investments, as well as its ability to service locally funded debt obligations. With respect to the foreign currency risk associated with the Brazilian Real, there has already been significant devaluation since the initial acquisition of these investments, which has resulted in reduced U.S. Dollar earnings and cash flows relative to initial projections. Global has attempted to limit potential foreign exchange exposure by entering into revenue contracts that adjust for changes in foreign exchange rates. Global also uses foreign currency forward, swap and option agreements to manage risk related to certain foreign currency fluctuations.

      As of September 30, 2004, net cumulative foreign currency devaluations had reduced the total amount of Energy Holdings' Member's Equity by $225 million, including $227 million caused by the devaluation of the Brazilian Real. As of December 31, 2003, net cumulative foreign currency devaluations had reduced the total amount of Energy Holdings' Member's Equity by $193 million, including $228 million caused by the devaluation of the Brazilian Real.

      Cash Flow Hedges

      Affiliates of Energy Holdings purchase forward-exchange contracts as hedges of anticipated payments to contractors for projects under construction. These contracts are designed to hedge against the risk that the future cash payments will be adversely affected by changes in foreign currency rates. As of September 30, 2004 and December 31, 2003, Energy Holdings' pro-rata share of the fair value on the forward-exchange contracts was $8 million and $5 million, respectively. There was no ineffectiveness associated with these hedges.

Hedges of Net Investments in Foreign Operations

      Energy Holdings

      In March 2004 and April 2004, Energy Holdings entered into three cross-currency interest rate swap agreements. The swaps are designed to hedge the net investment in a foreign subsidiary associated with the exposure in the U.S. Dollar to Chilean Peso exchange rate. As of September 30, 2004, the fair value of the cross-currency swaps was $(2) million. The effective portion of the change in fair value is recorded in Cumulative Translation Adjustment within Accumulated Other Comprehensive Loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity Securities

      Energy Holdings

      For the quarter and nine months ended September 30, 2004, Resources recognized a $3 million (pre-tax) gain and $17 million (pre-tax) loss, respectively, related to non-publicly traded equity securities, which are held within its investments in certain venture capital and leveraged buyout funds. For the nine months ended September 30, 2003, Resources had a $5 million (pre-tax) loss, which is comprised of an $11 million other than temporary impairment, which was partially offset by a $6 million gain recognized on the publicly traded equity securities within those funds. In September 2004, Resources received cash distributions totaling approximately $26 million from the sale of some of its investments in the KKR's leveraged buyout fund. As a result of this sale and sales earlier in the year, Resources' investment in leveraged buyout funds has been reduced to approximately $20 million as of September 30, 2004, all of which is comprised of public securities with available market prices.

Note 9. Comprehensive Income, Net of Tax

	PSE&G	Power (A)	Energy Holdings (B)	Other (C)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2004:
Net Income (Loss)	$93	$131	$36	$(16)	$244
Other Comprehensive (Loss) Income	—	(46)	45	—	(1)

Comprehensive Income (Loss)	$93	$85	$81	$(16)	$243

For the Quarter Ended September 30, 2003:
Net Income (Loss)	$69	$110	$42	$(14)	$207
Other Comprehensive (Loss) Income	(1)	50	17	1	67

Comprehensive Income (Loss)	$68	$160	$59	$(13)	$274

For the Nine Months Ended September 30, 2004:
Net Income (Loss)	$281	$292	$110	$(44)	$639
Other Comprehensive Loss	(1)	(231)	(34)	(2)	(268)

Comprehensive Income (Loss)	$280	$61	$76	$(46)	$371

For the Nine Months Ended September 30, 2003:
Net Income (Loss)	$174	$766	$125	$(44)	$1,021
Other Comprehensive (Loss) Income	(1)	110	35	3	147

Comprehensive Income (Loss)	$173	$876	$160	$(41)	$1,168

(A)	Changes at Power primarily relate to SFAS 133 unrealized losses on derivative contracts that qualify for hedge accounting and unrealized gains and losses on the NDT Funds.
(B)	Changes at Energy Holdings primarily relate to foreign currency translation adjustments and unrealized gains and losses on various derivative transactions.
(C)	Other primarily consists of activity at PSEG (as parent company), Services and intercompany eliminations.

Note 10. Changes in Capitalization

PSEG

      In September 2004, PSEG issued and sold $200 million of its 4.66% Series A Senior Notes due 2009 in a private placement. The proceeds were used to reduce short-term debt.

      Since 2002, PSEG has been issuing shares of its common stock under its Dividend Reinvestment Program and Employee Stock Purchase Plan, rather than purchasing shares on the open market. During the quarter ended September 30, 2004, PSEG issued approximately 501,000 shares for approximately

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$21 million pursuant to these plans. For the nine months ended September 30, 2004, PSEG issued approximately 1,475,000 shares for approximately $63 million pursuant to these plans.

PSE&G

      In August 2004, PSE&G issued $104 million of its First and Refunding Mortgage Bonds, Pollution Control Series AC due 2031, $88 million of its First and Refunding Mortgage Bonds, Pollution Control Series AD due 2030 and $93 million of its First and Refunding Mortgage Bonds, Pollution Control Series AE due 2029. The proceeds were used to refund $104 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series Q due 2031 and $88 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series R due 2030 in August 2004. The remaining proceeds were used to refund $93 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series S due 2029 on October 1, 2004.

      In August 2004, PSE&G issued $250 million of its Secured Medium-Term Notes Series D due 2014. The proceeds were used to redeem the remaining outstanding $254 million of PSE&G's First and Refunding Mortgage Bonds, 7% Series SS due 2024 in September 2004.

      In June 2004, PSE&G issued $175 million two-year floating rate First and Refunding Mortgage Bonds. The interest is set quarterly at LIBOR plus 0.125%. The proceeds of this issuance were primarily used to redeem $159 million of 7.375% Series TT First and Refunding Mortgage Bonds due 2014 in June 2004.

      In May 2004, $286 million of PSE&G's 6.50% Series PP First and Refunding Mortgage Bonds matured.

      In March, June and September 2004, Transition Funding repaid approximately $32 million, $30 million and $37 million, respectively, of its transition bonds.

Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009 and $250 million of 5.00% Senior Notes due April 2014. The net proceeds of $488 million, together with other available cash, were used to fund the repayment of $800 million of project finance debt of certain of Power's subsidiaries.

Energy Holdings

      In July 2004, Energy Holdings redeemed $75 million of preference units owned by PSEG.

      In May 2004, Energy Holdings redeemed $75 million of preference units owned by PSEG and made a cash distribution of $75 million to PSEG in the form of a return of capital.

      During the second quarter of 2004, Energy Holdings repurchased approximately $41 million of its 7.75% Senior Notes due April 2007 at a premium of $3 million, reducing the aggregate amount of that security outstanding to $309 million.

      In February 2004, Energy Holdings repaid $267 million of its 9.125% Senior Notes at maturity and redeemed $75 million of preference units owned by PSEG.

      During 2004, Skawina and SAESA issued a total of approximately $15 million of non-recourse project debt.

      For additional information, see Note 16. Subsequent Events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Other Income and Deductions

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Income:
For the Quarter Ended September 30, 2004:
Interest Income	$(1)	$1	$—	$—	$—
Disposition of Property	3	—	—	—	3
NDT Funds Realized Gains	—	28	—	—	28
NDT Interest and Dividend Income	—	7	—	—	7
Other	2	2	1	(1)	4

Total Other Income	$4	$38	$1	$(1)	$42

For the Quarter Ended September 30, 2003:
Interest Income	$1	$—	$—	$—	$1
NDT Funds Realized Gains	—	19	—	—	19
NDT Interest and Dividend Income	—	6	—	—	6
Foreign Currency Income	—	—	1	—	1

Total Other Income	$1	$25	$1	$—	$27

For the Nine Months Ended September 30, 2004:
Interest Income	$8	$3	$—	$—	$11
NDT Funds Realized Gains	—	124	—	—	124
NDT Interest and Dividend Income	—	20	—	—	20
Change in Derivative Fair Value	—	—	1	—	1
Other	2	3	1	(2)	4

Total Other Income	$10	$150	$2	$(2)	$160

For the Nine Months Ended September 30, 2003:
Interest Income	$5	$1	$—	$—	$6
Disposition of Property	8	—	—	—	8
NDT Funds Realized Gains	—	73	—	—	73
NDT Interest and Dividend Income	—	20	—	—	20
Foreign Currency Income	—	—	7	—	7
Other	1	—	1	—	2

Total Other Income	$14	$94	$8	$—	$116

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
Other Deductions:
For the Quarter Ended September 30, 2004:
NDT Funds Realized Losses and Expenses	$—	$14	$—	$—	$14
Foreign Currency Losses	—	—	3	—	3
Change in Derivative Fair Value	—	—	2	—	2
Minority Interest	—	—	—	1	1
Other	—	—	—	(1)	(1)

Total Other Deductions	$—	$14	$5	$—	$19

For the Quarter Ended September 30, 2003:
NDT Funds Realized Losses and Expenses	$—	$14	$—	$—	$14
Minority Interest	—	—	—	5	5

Total Other Deductions	$—	$14	$—	$5	$19

For the Nine Months Ended September 30, 2004:
Donations	$1	$—	$—	$—	$1
NDT Funds Realized Losses and Expenses	—	48	—	—	48
Foreign Currency Losses	—	—	9	—	9
Loss on Early Extinguishment of Debt	—	—	3	—	3
Minority Interest	—	—	—	3	3
Other	—	8	—	1	9

Total Other Deductions	$1	$56	$12	$4	$73

For the Nine Months Ended September 30, 2003:
Donations	$1	$—	$—	$—	$1
NDT Funds Realized Losses and Expenses	—	54	—	—	54
Minority Interest	—	—	—	12	12
Change in Derivative Fair Value	—	—	4	—	4

Total Other Deductions	$1	$54	$4	$12	$71

(A)	Other consists of reclassifications for minority interests in PSEG's consolidated results of operations and intercompany eliminations at PSEG (as parent company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Income Taxes

      An analysis of the tax provision expense is as follows:

	PSE&G	Power	Energy Holdings	Other (A)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2004:
Income (Loss) before Income Taxes	$163	$231	$45	$(23)	$416
Tax computed at the statutory rate	57	81	16	(6)	148
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	12	13	—	—	25
Rate Differential of Foreign Operations	—	—	(8)	—	(8)
Plant Related Items	1	—	—	—	1
Lease Rate Differential	—	—	1	—	1
Other	—	6	(1)	—	5

Total Income Tax Expense (Benefit)	$70	$100	$8	$(6)	$172

Effective income tax rate	42.9%	43.3%	17.8%	26.1%	41.3%

For the Quarter Ended September 30, 2003:
Income (Loss) before Income Taxes	$107	$187	$63	$(32)	$325
Tax computed at the statutory rate	37	65	22	(11)	113
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	8	11	—	(2)	17
Rate Differential of Foreign Operations	—	—	(8)	—	(8)
Plant Related Items	(7)	—	—	—	(7)
Other	—	1	1	—	2

Total Income Tax Expense (Benefit)	$38	$77	$15	$(13)	$117

Effective income tax rate	35.5%	41.2%	23.8%	40.6%	36.0%

For the Nine Months Ended September 30, 2004:
Income (Loss) before Income Taxes	$476	$490	$142	$(70)	$1,038
Tax computed at the statutory rate	167	172	50	(23)	366
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	34	28	12	(3)	71
Rate Differential of Foreign Operations	—	—	(17)	—	(17)
Plant Related Items	(1)	—	—	—	(1)
Lease Rate Differential	—	—	(9)	—	(9)
Other	(5)	(2)	(2)	3	(6)

Total Income Tax Expense (Benefit)	$195	$198	$34	$(23)	$404

Effective income tax rate	41.0%	40.4%	23.9%	32.9%	38.9%

For the Nine Months Ended September 30, 2003:
Income (Loss) before Income Taxes	$278	$670	$207	$(92)	$1,063
Tax computed at the statutory rate	97	235	72	(32)	372
Increase (decrease) attributable to flow through of certain tax adjustments:
State Income Taxes after Federal Benefit	22	39	—	(5)	56
Rate Differential of Foreign Operations	—	—	(22)	—	(22)
Plant Related Items	(33)	—	—	—	(33)
Other	—	—	1	1	2

Total Income Tax Expense (Benefit)	$86	$274	$51	$(36)	$375

Effective income tax rate	30.9%	40.9%	24.6%	39.1%	35.3%

(A)	PSEG's other activities include amounts applicable to PSEG (as parent corporation) that primarily relate to financing and certain administrative and general costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Financial Information by Business Segments

      Information related to the segments of PSEG and its subsidiaries is detailed below:

			Energy Holdings
	PSE&G	Power	Resources	Global	Other (A)	Other (B)	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2004:
Total Operating Revenues	$1,636	$1,129	$57	$252	$2	$(329)	$2,747
Income (Loss) from Continuing Operations	93	131	18	20	(2)	(16)	244
Net Income (Loss)	93	131	18	20	(2)	(16)	244
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	—	(3)	—	4	—
Segment Earnings (Loss)	92	131	18	17	(2)	(12)	244
Gross Additions to Long-Lived Assets	108	187	—	16	—	4	315
For the Quarter Ended September 30, 2003:
Total Operating Revenues	$1,530	$1,255	$60	$114	$4	$(184)	$2,779
Income (Loss) from Continuing Operations	69	110	16	28	(1)	(14)	208
Income (Loss) from Discontinued Operations, net of tax	—	—	—	2	(3)	—	(1)
Net Income (Loss)	69	110	16	30	(4)	(14)	207
Preferred Securities Dividends/Preference Unit Distributions	(1)	—	(1)	(4)	—	6	—
Segment Earnings (Loss)	68	110	15	26	(4)	(8)	207
Gross Additions to Long-Lived Assets	107	177	—	104	—	(4)	384
For the Nine Months Ended September 30, 2004:
Total Operating Revenues	$5,236	$3,814	$152	$542	$7	$(1,493)	$8,258
Income (Loss) from Continuing Operations	281	292	33	78	(6)	(44)	634
Income from Discontinued Operations, net of tax	—	—	—	5	—	—	5
Net Income (Loss)	281	292	33	83	(6)	(44)	639
Preferred Securities Dividends/Preference Unit Distributions	(3)	—	(2)	(11)	—	16	—
Segment Earnings (Loss)	278	292	31	72	(6)	(28)	639
Gross Additions to Long-Lived Assets	295	522	11	68	—	11	907
For the Nine Months Ended September 30, 2003:
Total Operating Revenues	$5,020	$4,320	$178	$352	$9	$(1,411)	$8,468
Income (Loss) from Continuing Operations	192	396	53	94	(3)	(44)	688
Income (Loss) from Discontinued Operations, net of tax	—	—	—	1	(20)	—	(19)
Extraordinary Item, net of tax	(18)	—	—	—	—	—	(18)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	370	—	—	—	—	370
Net Income (Loss)	174	766	53	95	(23)	(44)	1,021
Preferred Securities Dividends/Preference Unit Distributions	(3)	—	(4)	(13)	—	20	—
Segment Earnings (Loss)	171	766	49	82	(23)	(24)	1,021
Gross Additions to Long-Lived Assets	322	507	—	233	1	—	1,063
As of September 30, 2004:
Total Assets	$13,135	$8,108	$3,004	$4,021	$162	$32	$28,462
Investments in Equity Method Subsidiaries	$—	$—	$34	$1,215	$—	$—	$1,249
As of December 31, 2003:
Total Assets	$13,175	$7,731	$3,278	$3,814	$368	$(292)	$28,074
Investments in Equity Method Subsidiaries	$—	$—	$94	$1,472	$4	$–	$1,570

(A)	Energy Holdings' other activities include amounts applicable to Energy Holdings (as parent company), the HVAC/operating companies formerly owned by Energy Holdings subsidiaries, which are classified in discontinued operations, and EGDC. The net losses primarily relate to financing and certain administrative and general costs of Energy Holdings. For a discussion of the charges relating to Discontinued Operations at Energy Technologies, see Note 4. Discontinued Operations, Dispositions and Acquisitions.

(footnotes continued on next page)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(footnotes continued from previous page)

(B)	PSEG's other activities include amounts applicable to PSEG (as parent company), and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions, rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions, see Note 14. Related-Party Transactions. The net losses primarily relate to financing and certain administrative and general costs at PSEG, as parent company.

Note 14. Related-Party Transactions

      The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

BGSS and BGS Contracts

      PSE&G and Power

      Effective May 1, 2002, PSE&G entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G's BGSS and other contractual requirements.

      In addition, Power was a participant in the BGS auctions held in February 2003 and February 2004. As a result of this participation, Power entered into contracts to supply energy, capacity and ancillary services to PSE&G.

      The amounts which Power charged to PSE&G for BGS and BGSS, and the related receivables are presented below:

	Billings
	Quarters Ended September 30,		Nine Months Ended September 30,		Power Receivable from PSE&G as of
	2004	2003	2004	2003	September 30, 2004	December 31, 2003
	(Millions)

BGS	$168	$15	$250	$15	$49	$9
BGSS	$157	$153	$1,240	$1,286	$45	$268

      In addition, PSE&G had approximately $42 million of other payables to Power as of September 30, 2004.

Market Transition Charge (MTC)

      PSE&G and Power

      Power charged PSE&G approximately $10 million and $111 million for the MTC for the quarter and nine months ended September 30, 2003, respectively. Power ceased charging the MTC effective August 1, 2003, at the end of the four-year transition period.

Affiliate Loans

      PSEG and Power

      As of September 30, 2004 and December 31, 2003, Power had a (payable to) receivable from PSEG of approximately $(262) million and $77 million, respectively, reflecting short-term funding activity with PSEG. Interest that Power paid to, or received from, PSEG related to the short-term funding activity was not material.

      PSEG and Energy Holdings

      As of September 30, 2004 and December 31, 2003, Energy Holdings had a note receivable due from PSEG of $145 million and $300 million, respectively, reflecting the investment of its excess cash with

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG. Interest Income that Energy Holdings received from PSEG related to this intercompany transaction was not material.

      Energy Holdings

      As of September 30, 2004, Global had loans outstanding with its affiliates of approximately $61 million, including $21 million of accrued interest related to its projects in Italy.

Services

      PSE&G, Power and Energy Holdings

      Services provides and bills administrative services to PSE&G, Power and Energy Holdings as follows:

	Services' Billings for the
	Quarters Ended September 30,		Nine Months Ended September 30,		Payable to Services as of
	2004	2003	2004	2003	September 30, 2004	December 31, 2003
	(Millions)
PSE&G	$52	$50	$152	$151	$17	$21
Power	$36	$27	$110	$81	$12	$14
Energy Holdings	$5	$4	$13	$12	$1	$2

      These transactions were properly recognized on each company's stand-alone financial statements and were eliminated when preparing PSEG's Condensed Consolidated Financial Statements. PSEG, PSE&G, Power and Energy Holdings each believes that the costs of services provided by Services approximates market value for these services.

      Power

      During the nine months ended September 30, 2004, Power sold certain maintenance facilities to Services at net book value, resulting in proceeds of approximately $4 million.

Tax Sharing Agreement

      PSEG, PSE&G, Power and Energy Holdings

      PSE&G, Power and Energy Holdings had (payables to) receivables from PSEG related to taxes as follows:

	(Payable to) Receivable from PSEG
	As of September 30, 2004	As of December 31, 2003
	(Millions)
PSE&G	$(51)	$(105)
Power	$(50)	$(17)
Energy Holdings	$(10)	$173

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Guarantees of Debt

      All of Power's Senior Notes and pollution control bonds aggregating a total of $3.3 billion are fully and unconditionally and jointly and severally guaranteed by Fossil, Nuclear and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power's non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Quarter Ended September 30, 2004:
Operating Revenues	$—	$1,404	$36	$(311)	$1,129
Operating Expenses	—	1,161	33	(311)	883

Operating Income	—	243	3	—	246
Other Income	28	38	1	(29)	38
Other Deductions	—	(14)	—	—	(14)
Equity Earnings (Losses) of Subsidiaries	133	(8)	—	(125)	—
Interest Expense	(29)	(20)	(17)	27	(39)
Income Taxes	(1)	(105)	6	—	(100)

Net Income (Loss)	$131	$134	$(7)	$(127)	$131

For the Quarter Ended September 30, 2003:
Operating Revenues	$—	$1,424	$70	$(239)	$1,255
Operating Expenses	—	1,223	69	(239)	1,053

Operating Income	—	201	1	—	202
Other Income	1	26	24	(26)	25
Other Deductions	—	(14)	—	—	(14)
Equity Earnings (Losses) of Subsidiaries	166	(5)	—	(161)	—
Interest Expense	(34)	(25)	6	27	(26)
Income Taxes	(23)	(34)	(20)	—	(77)

Net Income (Loss)	$110	$149	$11	$(160)	$110

For the Nine Months Ended September 30, 2004:
Operating Revenues	$—	$4,510	$83	$(779)	$3,814
Operating Expenses	—	3,999	90	(779)	3,310

Operating Income (Loss)	—	511	(7)	—	504
Other Income	66	150	1	(67)	150
Other Deductions	—	(49)	(7)	—	(56)
Equity Earnings (Losses) of Subsidiaries	305	(35)	—	(270)	—
Interest Expense	(90)	(37)	(47)	66	(108)
Income Taxes	11	(233)	24	—	(198)

Net Income (Loss)	$292	$307	$(36)	$(271)	$292

For the Nine Months Ended September 30, 2003:
Operating Revenues	$—	$4,797	$214	$(691)	$4,320
Operating Expenses	—	4,120	179	(691)	3,608

Operating Income	—	677	35	—	712
Other Income	9	99	87	(101)	94
Other Deductions	—	(54)	—	—	(54)
Equity Earnings (Losses) of Subsidiaries	835	26	—	(861)	—
Interest Expense	(126)	(64)	6	102	(82)
Income Taxes	48	(267)	(55)	—	(274)
Cumulative Effect of a Change in Accounting Principle, net of tax	—	366	4	—	370

Net Income (Loss)	$766	$783	$77	$(860)	$766

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	(Millions)
For the Nine Months Ended September 30, 2004:
Net Cash (Used In) Provided By Operating Activities	$(70)	$35	$88	$435	$488
Net Cash Provided By (Used In) Investing Activities	$77	$(199)	$(140)	$(187)	$(449)
Net Cash (Used In) Provided By Financing Activities	$(7)	$(146)	$52	$51	$(50)
For the Nine Months Ended September 30, 2003:
Net Cash (Used In) Provided By Operating Activities	$(146)	$645	$43	$(22)	$520
Net Cash Provided By (Used In) Investing Activities	$177	$(389)	$(22)	$(291)	$(525)
Net Cash (Used In) Provided By Financing Activities	$(26)	$(270)	$—	$313	$17
As of September 30, 2004:
Current Assets	$1,828	$1,901	$81	$(2,041)	$1,769
Property, Plant and Equipment, net	40	2,956	1,929	1	4,926
Investment in Subsidiaries	3,334	754	—	(4,088)	—
Noncurrent Assets	1,293	1,311	56	(1,247)	1,413

Total Assets	$6,495	$6,922	$2,066	$(7,375)	$8,108

Current Liabilities	$464	$2,911	$252	$(2,129)	$1,498
Noncurrent Liabilities	49	696	30	(147)	628
Note Payable—Affiliated Company	—	—	1,100	(1,100)	—
Long-Term Debt	3,316	—	—	—	3,316
Member's Equity	2,666	3,315	684	(3,999)	2,666

Total Liabilities and Member's Equity	$6,495	$6,922	$2,066	$(7,375)	$8,108

As of December 31, 2003:
Current Assets	$1,992	$1,967	$102	$(2,282)	$1,779
Property, Plant and Equipment, net	28	2,724	1,812	17	4,581
Investment in Subsidiaries	3,330	733	—	(4,063)	—
Noncurrent Assets	468	1,209	91	(397)	1,371

Total Assets	$5,818	$6,633	$2,005	$(6,725)	$7,731

Current Liabilities	$352	$2,876	$192	$(2,355)	$1,065
Noncurrent Liabilities	44	485	11	(95)	445
Note Payable—Affiliated Company	—	—	300	(300)	—
Long-Term Debt	2,816	—	800	—	3,616
Member's Equity	2,606	3,272	702	(3,975)	2,605

Total Liabilities and Member's Equity	$5,818	$6,633	$2,005	$(6,725)	$7,731

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Subsequent Events

Energy Holdings

      Disposition

      On October 1, 2004, Global entered into an agreement to sell its 50% equity interest in MPC to BTU Power Company (BTU) for approximately $220 million. The sale is expected to close in the fourth quarter of 2004 and is subject to customary closing conditions and approvals. There is no material after-tax gain or loss expected from the sale.

      Changes in Capitalization

      In October 2004, Energy Holdings made a cash distribution of $75 million to PSEG in the form of a return of capital.

      On October 29, 2004 Global invested approximately $20 million in TIE which was primarily used to reduce the Non-Recourse Long-Term Debt related to the Guadalupe project. The maturity date of the remaining debt of approximately $207 million associated with the project was extended from April 2006 to December 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (MD&A)

      Following are the significant changes in or additions to information reported in the 2003 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 affecting the consolidated financial condition and the results of operations. This discussion refers to the Condensed Consolidated Financial Statements (Statements) and the related Notes to Condensed Consolidated Financial Statements (Notes) and should be read in conjunction with such Statements and Notes.

      This combined MD&A is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G), PSEG Power LLC (Power), and PSEG Energy Holdings LLC (Energy Holdings). Information contained herein relating to any individual company is filed by such company on its own behalf. PSE&G, Power and Energy Holdings each make representations only as to itself and make no representations as to any other company.

      As discussed in Note 2. Restatement of Financial Statements of the Notes, the Condensed Consolidated Financial Statements of PSEG and Energy Holdings have been restated for the quarter and nine months ended September 30, 2003. The following discussion gives effect to this restatement.

OVERVIEW

      PSEG, PSE&G, Power and Energy Holdings

      PSEG's business consists of four reportable segments, which are PSE&G, Power and the two direct subsidiaries of Energy Holdings: PSEG Global LLC (Global) and PSEG Resources LLC (Resources).

      PSEG projects 2004 Income from Continuing Operations to range from $3.15 to $3.35 per share. Additional costs expected due to an extended outage at Power's Hope Creek nuclear facility that commenced in October 2004, discussed below, will put pressure on PSEG's ability to achieve the low end of its guidance range for 2004 earnings. PSEG expects 2005 Income from Continuing Operations to also range from $3.15 to $3.35 per share. Included in the 2005 earnings projections are improved operations at Power's generating facilities as compared to 2004, and margin improvements through the expiration of existing contracts and the realization of current and anticipated higher market prices. These projected improvements are expected to be largely offset by higher Operation and Maintenance expenses at Power and PSE&G, lower income from the Nuclear Decommissioning Trust (NDT) Funds as compared to 2004 and an expected decrease in transmission rates effective in June 2005 resulting from the transmission rate case at PSE&G, which is expected to be filed in early 2005. PSEG also expects reduced Earnings Per Share in 2005 resulting from additional shares outstanding primarily due to the impact of the anticipated conversion of participating equity securities in November 2005.

      Several key factors that will drive PSEG's future success are energy, capacity and fuel prices, performance of Power's generating facilities, PSE&G's ability to maintain a reasonable rate of return under its regulated rate structure and the stability of international economies for Energy Holdings. Assuming improvements in these factors over the latter part of the planning period, as discussed further below under PSE&G, Power and Energy Holdings, PSEG has a target annual growth rate of 4% to 6% from 2005 to 2009; however, given the current volatility of the energy sector, the competitiveness of the wholesale markets and the uncertainty of investment opportunities, it has become more difficult to accurately predict future results.

      PSEG anticipates that its operating cash flows combined with proceeds from asset sales will be sufficient to meet dividend and capital expenditure requirements for 2004. PSEG expects operating cash flows beyond 2004 to be sufficient to fund its investments and meet dividend requirements and may employ any excess cash to reduce debt, invest in its businesses, increase dividends or repurchase stock. Sustained cash flow and improved debt ratios at each of PSEG, PSE&G, Power and Energy Holdings are key factors in their respective ability to achieve future results.

      PSEG's Board of Directors has approved a quarterly dividend rate of $0.55 per share for the first three quarters of 2004. This reflects an indicated annual dividend rate of $2.20 per share. Dividend payments on common stock for the quarter and nine months ended September 30, 2004 totaled approximately $131 million and $391 million, respectively. PSEG will continue to evaluate its dividend payments and will consider modest increases in the future.

      Beginning on June 1, 2004, a greater portion of Power's Operating Revenues are earned through load serving supply contracts with its affiliate, PSE&G. Power's Operating Revenues related to the contracts are eliminated against the corresponding Energy Costs at PSE&G when preparing PSEG's Condensed Consolidated Statements of Operations. As a result, there will be a decrease in PSEG's future Operating Revenues and Energy Costs as compared to periods prior to June 1, 2004.

      PSE&G

      PSE&G operates as an electric and gas public utility in New Jersey under cost-based regulation by the New Jersey Board of Public Utilities (BPU) for its distribution operations and by the Federal Energy Regulatory Commission (FERC) for its electric transmission and wholesale sales operations. As such, the earnings of PSE&G are largely determined by the regulation of its rates by those agencies. In February 2004, the BPU approved the results of New Jersey's third annual basic generation service (BGS) auction process and PSE&G successfully secured contracts to provide the electricity requirements for its customers' needs. On October 5, 2004, the BPU approved a 3% increase in PSE&G's residential gas commodity charge (BGSS) to cover the higher cost of natural gas. The cost of energy supply, for both gas and electricity, is passed through from PSE&G to its customers.

      PSE&G expects Income from Continuing Operations for 2004 to range from $340 million to $360 million. In addition, PSE&G expects Income from Continuing Operations for 2005 to range from $325 million to $345 million. The net decrease in earnings, as compared to 2004, is expected due to cost increases and an expected decrease in transmission rates, resulting from an upcoming transmission rate case, which is expected to be effective in June 2005, partially offset by normal sales growth and productivity gains. In addition, as provided for in a BPU order received in July 2003 in PSE&G's electric base rate case, PSE&G is amortizing a reserve for excess depreciation which results in an annual $64 million reduction in Depreciation and Amortization expense through December 31, 2005. The BPU's order in this case allows PSE&G to file for a $64 million increase in electric distribution rates effective January 1, 2006, subsequent to the amortization of this reserve. Assuming a fair resolution to upcoming rate matters, a normal increase in sales volumes and normal weather, PSE&G expects its annual earnings to grow by 1% to 2% from 2005 to 2009. PSE&G's future success will be dependent, in part, on its ability to maintain a reasonable rate of return under its regulated rate structure, continue cost containment initiatives, continue recovery of its regulatory assets with an adequate return and achieve satisfactory regulatory results. PSE&G's focus is to maintain system reliability and safety levels throughout its electric and gas transmission and distribution systems while controlling costs.

      Power

      Power is an electric generation and wholesale energy marketing and trading company that is focused on a generation market extending from Maine to the Carolinas and the Atlantic Coast to Indiana (Super Region). Power's principal operating subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and PSEG Energy Resources & Trade LLC (ER&T) are regulated by FERC. Through its subsidiaries, Power seeks to balance its generating capacity, fuel requirements and supply obligations through integrated energy marketing and trading and enhance its ability to produce low cost energy through efficient nuclear operations and pursue modest growth in the Super Region based on market conditions.

      Power's objective is to enter into load serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon, as well as to enter into contracts for its fuel supply at comparable volumes. As part of this objective, Power entered into 12-month and 36-month contracts to directly supply PSE&G and other New Jersey electric distribution companies (EDCs) with a portion of their BGS requirements through the BGS auction process. In addition to these contracts, Power has entered into firm supply contracts with EDCs in Pennsylvania, Connecticut and Maryland and other firm sales and trading positions and commitments. Power expects to take advantage of similar opportunities elsewhere in the Super Region.

      Power expects Income from Continuing Operations for 2004 to range from $300 million to $350 million. A key factor in Power's ability to achieve this range is its ability to operate its nuclear and fossil stations at sufficient capacity to avoid the need to purchase higher priced electricity to satisfy its obligations. Overall, 2004 earnings guidance is lower than originally expected primarily due to a series of factors related to its nuclear and fossil operations, recent market pricing and electric transmission congestion, including replacement power costs, and lower results from its trading operations due to market conditions.

      With respect to nuclear operations, Power's results have been negatively impacted by unanticipated and extended outages at its Hope Creek and Salem stations. These outages were the result of necessary repair and maintenance work, which is expected to improve long-term operating performance. In addition, Power's fossil operations were negatively impacted by unanticipated outages at its Hudson station and extended outages at its Mercer station. During much of this period, the price of replacement power to satisfy Power's contracted obligations to serve load and supply power was significantly impacted by higher than expected transmission congestion costs. Power believes that a large portion of the increased congestion costs was related to the derating of an electric transformer maintained by PSE&G, which is in the PJM Interconnection, L.L.C. (PJM) system, and is being replaced, with an expected return to service in June 2005 as posted on the PJM Open Access Same-Time Information System (OASIS) website.

      In addition, the Waterford and Lawrenceburg facilities in the Midwest market have experienced a very low capacity factor due to oversupply in the market, and therefore have only provided modest revenue. Power cannot predict when these market conditions will improve.

      In October 2004, Power's Hope Creek nuclear generation facility transitioned to a planned refueling outage following the unit's shutdown on October 10, 2004 due to a steam pipe failure. The expanded Hope Creek refueling outage includes additional maintenance and is expected to increase replacement power costs and Operation and Maintenance costs during the fourth quarter of 2004 by about $12 million, after tax, which will pressure Power's ability to meet its 2004 earnings guidance.

      For 2005, Power expects Income from Continuing Operations to range from $335 million to $385 million. The increase as compared to current 2004 earnings projections is primarily due to an expected increase in earnings related to anticipated improvements in Power's nuclear and fossil operations, anticipated higher margins through the expiration of existing contracts and the realization of current and anticipated higher market prices, and additional generation going into service. It is expected that these increases will be partially offset by higher Operation and Maintenance expense and Depreciation expense and lower earnings from Power's NDT Funds.

      Power expects annual earnings growth in a range of 10% to 14% from 2005 to 2009. The longer-term expectations are based on several key assumptions. Power anticipates higher margins through the expiration of existing contracts and the realization of current and anticipated higher market prices. Power also anticipates increases in generating capacity with the completion of uprates at the nuclear facilities and construction projects at Fossil, as well as improvement in nuclear and fossil operations. Power's nuclear capacity factor is expected to increase from 85% in 2004, to 91% in 2005 and 89% to 92% for the latter part of the planning period. Power has also entered into an employee exchange agreement with Exelon Generation LLC (Exelon) to improve Power's outage management and equipment reliability and to enhance Power's own capabilities. These improvements are expected to lower Power's Operation and Maintenance expense over the longer term, which also contribute to higher earnings in the future. Changes in the operation of the Power's generating facilities, fuel and capacity prices, expected contract prices, capacity factors, or other assumptions, could materially affect Power's ability to meet its earnings targets.

      Power's future success as an energy provider depends, in part, on its ability to meet its obligations under its full requirements contracts efficiently and profitably and the efficient operation of its low-cost nuclear and coal generation facilities. Power's ability to meet its forecasts will continue to be impacted by low capacity prices due to the oversupply of electric generation capacity and the resulting competition combined with volatile prices and conditions in energy and fuel markets, including increasing commodity and transportation costs. In addition, such factors could impact liquidity in the event that Power is required to post margin related to its commodity contracts. See Note 7.

Commitments and Contingent Liabilities—Guaranteed Obligations of the Notes for further information.

      Energy Holdings

      Energy Holdings, through Global, owns and operates generation and distribution facilities in international and U.S. markets. The generation plants sell power under long-term agreements, as well as on a merchant basis, while the distribution companies are rate-regulated enterprises. Through Resources, Energy Holdings invests in energy-related financial transactions, including leveraged leases, which are designed to produce predictable earnings and cash flows.

      Energy Holdings expects Income from Continuing Operations to range from $130 million to $150 million for 2004. In 2005, Energy Holdings projects a slight increase in Income from Continuing Operations to a range of $135 million to $155 million resulting mostly from the growth in Global's investment portfolio and less financing costs due to continued deleveraging. These earnings projections assume a continuing stable foreign currency environment and maintenance of Resources' existing lease portfolio. Energy Holdings plans to continue to limit its capital spending to existing contractual commitments while emphasizing operations and improved performance of existing businesses.

      During 2004, Energy Holdings has generated substantial cash flows from operations and asset sales, as discussed below, which it has used to meet its scheduled debt maturity of $267 million in February 2004, pay $41 million of its 2007 debt, reducing the next maturity to $309 million and return $375 million of capital to PSEG.

      Global will continue to focus on earnings and cash generation through improved operations. Global also continues to consider the possible monetization of certain investments that no longer have a strategic fit and to monitor and address the economic, regulatory and political risks inherent in its international strategy. As part of this process, in 2004, Global completed the sale of its investment in Carthage Power Company (CPC), a generating facility in Rades, Tunisia, for proceeds of $43 million, sold a portion of its shares in Luz del Sur S.A.A. (LDS), a power distribution company in Peru, for proceeds of approximately $31 million, acquired all of TECO Energy Inc.'s (TECO) interests in Texas Independent Energy, L.P. (TIE), which owns two power generation facilities in Texas, for less than $1 million, bringing Global's ownership interest to 100% and entered into a definitive purchase and sale agreement to sell its 50% equity interest in Meiya Power Company Limited (MPC) for approximately $220 million.

      Resources continues to focus on maintaining its current investment portfolio and does not expect to make any new investments. Resources' objective is to produce predictable cash flows, earnings and related tax benefits while monitoring credit concerns with respect to certain lessees in its portfolio. Resources' ability to realize tax benefits associated with its leveraged lease investments is dependent upon operating gains generated by its affiliates. In April 2004, Resources terminated its lease with Edison Mission Energy (EME) in the Collins generating facility, strengthening the credit quality of Resources' remaining exposure with EME. As of September 30, 2004, the weighted average rating of Resources' lease portfolio was A–/A3. In September 2004, Resources received cash distributions totaling approximately $26 million from the sale of some of its investment in KKR's leveraged buyout fund, resulting in a modest gain. As a result of sales during 2004, Resources' investment in leveraged buyout funds has been reduced from approximately $70 million as of December 31, 2003 to approximately $20 million as of September 30, 2004.

      Energy Holdings expects annual earnings growth of 2% to 3% from 2005 to 2009. This expected earnings growth assumes a stable foreign currency environment, combined with expected improvements in earnings from TIE due to an anticipated recovery in the Texas market and improved earnings from Global's facilities in Poland. It is expected that these improvements will be offset by future reductions in revenue related to the Eagle Point Cogeneration Partnership and the expected loss of revenues due to the expiration of the contract for the Bridgewater, New Hampshire facility in 2007.

RESULTS OF OPERATIONS

      The results for PSEG, PSE&G, Power and Energy Holdings for the quarter and nine months ended September 30, 2004 and 2003 are presented below:

	Earnings (Losses)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Millions)
PSE&G	$93	$69	$281	$192
Power	131	110	292	396
Energy Holdings:
Resources	18	16	33	53
Global	20	28	78	94
Other (A)	(2)	(1)	(6)	(3)

Total Energy Holdings	36	43	105	144
Other (B)	(16)	(14)	(44)	(44)

PSEG Income from Continuing Operations	244	208	634	688
(Loss) Income from Discontinued Operations, including (Loss) Gain on Disposal (C)	—	(1)	5	(19)
Extraordinary Item (D)	—	—	—	(18)
Cumulative Effect of a Change in Accounting Principle (E)	—	—	—	370

PSEG Net Income	$244	$207	$639	$1,021

	Contribution to PSEG Earnings Per Share (Diluted)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
PSE&G	$0.39	$0.30	$1.18	$0.85
Power	0.55	0.48	1.23	1.75

Energy Holdings:
Resources	0.08	0.07	0.14	0.23
Global	0.08	0.12	0.33	0.40
Other (A)	(0.01)	—	(0.03)	(0.01)

Total Energy Holdings	0.15	0.19	0.44	0.62
Other (B)	(0.06)	(0.06)	(0.18)	(0.18)

PSEG Income from Continuing Operations	1.03	0.91	2.67	3.04
Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal (C)	—	—	0.02	(0.09)
Extraordinary Item (D)	—	—	—	(0.08)
Cumulative Effect of a Change in Accounting Principle (E)	—	—	—	1.64

PSEG Net Income	$1.03	$0.91	$2.69	$4.51

(A)	Other activities include non-segment amounts of Energy Holdings and its subsidiaries and intercompany eliminations. Specific amounts include interest on certain financing transactions and certain other administrative and general expenses at Energy Holdings.
(B)	Other activities include non-segment amounts of PSEG (as parent company) and intercompany eliminations. Specific amounts include preferred securities dividends requirements for PSE&G and Energy Holdings, interest on certain financing transactions and certain other administrative and general expenses at PSEG (as parent company).
(C)	Includes Discontinued Operations at Energy Holdings. See Note 4. Discontinued Operations, Dispositions and Acquisitions of the Notes.

(footnotes continued on next page)

(footnotes continued from previous page)

(D)	Relates to charge recorded in the second quarter of 2003 at PSE&G resulting from the decision issued by the BPU in PSE&G's Electric Base Rate Case. See Note 5. Extraordinary Item of the Notes.
(E)	Relates to the adoption of Statement of Financial Accounting Standard (SFAS) No. 143, “Asset Retirement Obligations” (SFAS 143) in 2003 at Power. See Note 3. Recent Accounting Standards of the Notes.

      The $36 million, or $0.12 per share, increase in Income from Continuing Operations for the quarter was primarily due to improved earnings from Power and PSE&G, as compared to the same period in 2003. The increase in Power's Income from Continuing Operations was primarily due to higher margins on wholesale energy contracts and lower replacement power costs due to the impact of Hurricane Isabel on Power's nuclear facilities in the third quarter of 2003. The improvements at Power were partially offset by the absence of Market Transition Charge (MTC) revenues, which ceased effective August 1, 2003 at the end of the transition period, and by higher Operation and Maintenance Expense and Depreciation costs associated with the generating facilities in the Midwest. The improvements at PSE&G were largely due to the impact of new electric distribution rates which were effective August 1, 2003 resulting from the electric base rate case settlement. The increases related to Power and PSE&G were partially offset by lower Income from Continuing Operations from Energy Holdings due to lower project income at Global and lower lease income at Resources because of the monetization of selected assets.

      The $54 million, or $0.37 per share, decrease in Income from Continuing Operations for the nine months was primarily due to lower earnings at Power due to decreased load being served under the fixed-priced BGS contracts and the loss of MTC and NDT revenues combined with higher replacement power and congestion costs in the first half of 2004 which were partially offset by lower replacement power costs in the third quarter of 2004, as discussed previously. Also contributing to the decrease was lower earnings at Resources, primarily resulting from the termination of the Collins lease and lower project income at Global. These decreases were partially offset by improved earnings at PSE&G primarily relating to increased electric base rates.

      Included in PSEG's Net Income for the nine months ended September 30, 2003 was an after-tax benefit in the amount of $370 million due to the required remeasurement of Power's nuclear and fossil decommissioning obligations under SFAS 143, which was adopted on January 1, 2003. In addition, PSE&G recorded an $18 million, after-tax, extraordinary charge in the second quarter of 2003 related to the outcome of its electric base rate case.

      Also contributing to the change in Net Income was Energy Holdings' Income from Discontinued Operations of $5 million for the nine months ended September 30, 2004, as compared to Loss from Discontinued Operations of $19 million, after-tax, for the nine months ended September 30, 2003.

PSEG

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)%		2004	2003	Increase (Decrease)%
	(Millions)				(Millions)
Operating Revenues	$2,747	$2,779	$(32)	(1)	$8,258	$8,468	$(210)	(2)
Energy Costs	$1,418	$1,574	$(156)	(10)	$4,495	$4,927	$(432)	(9)
Operation and Maintenance	$531	$520	$11	2	$1,614	$1,527	$87	6
Depreciation and Amortization	$192	$163	$29	18	$534	$360	$174	48
Income from Equity Method Investment	$31	$32	$(1)	(3)	$92	$83	$9	11
Other Income	$42	$27	$15	56	$160	$116	$44	38
Other Deductions	$(19)	$(19)	$—	—	$(73)	$(71)	$2	3
Interest Expense	$(213)	$(207)	$6	3	$(650)	$(615)	$35	6
Income Tax Expense	$(172)	$(117)	$55	47	$(404)	$(375)	$29	8

      PSEG's results of operations are primarily comprised of the results of operations of its operating subsidiaries, PSE&G, Power and Energy Holdings, excluding changes related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Note 14. Related-Party Transactions of the Notes. For a discussion of the causes for the variances at PSEG in the table above, see the discussions for PSE&G, Power and Energy Holdings that follow.

PSE&G

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)%		2004	2003	Increase (Decrease)%
	(Millions)				(Millions)
Operating Revenues	$1,636	$1,530	$106	7	$5,236	$5,020	$216	4
Energy Costs	$960	$915	$45	5	$3,203	$3,341	$(138)	(4)
Operation and Maintenance	$261	$263	$(2)	(1)	$797	$773	$24	3
Depreciation and Amortization	$140	$121	$19	16	$393	$250	$143	57
Other Income	$4	$1	$3	300	$10	$14	$(4)	(29)
Other Deductions	$—	$—	$—	—	$(1)	$(1)	$—	—
Interest Expense	$(86)	$(96)	$(10)	(10)	$(273)	$(290)	$(17)	(6)
Income Tax Expense	$(70)	$(38)	$32	84	$(195)	$(86)	$109	127

      Operating Revenues

      PSE&G has three sources of revenue: commodity revenues from the sales of energy to customers and in the PJM spot market; delivery revenues from the transmission and distribution of energy through its system; and other operating revenues from the provision of various services.

      Commodity

      PSE&G makes no margin on commodity sales as the costs are passed through to customers. The difference between costs and the amount provided by customers in revenues is deferred and collected from or returned to customers in future periods. Total commodity volumes and revenues are subject to market forces. Gas commodity prices fluctuate monthly for commercial and industrial customers and annually through the BGSS tariff for residential customers. In addition, for residential gas customers, PSE&G has the ability to adjust rates upward two additional times and downward at any time, if warranted before conducting another base rate case. Gas commodity revenues decreased $7 million and $45 million for the quarter and nine months, respectively. This is due primarily to lower sales volumes of 27% and 22% for the quarter and nine months, respectively, offset by higher BGSS prices. Electric commodity prices are set at the annual BGS auction. Electric commodity revenues increased $64 million and $73 million for the quarter and nine months, respectively. These increases were primarily due to $125 million due to increased prices offset by $61 million in lower volumes (10%) for the quarter and $292 million due to increased prices offset by $219 million in lower volumes (15%) for the nine months.

      Delivery

      Electric delivery revenues increased $44 million and $217 million for the quarter and nine months, respectively. The net effect of base rate increases in August 2003 combined with other annual rate adjustments in January 2004 increased revenues by $45 million and $181 million for the quarter and nine months, respectively. The balance of the increase was driven by increased sales volumes of 3% for the nine months. Less than one percent of the sales increase was weather-related.

      Gas delivery revenues increased $1 million and decreased $37 million for the quarter and nine months, respectively. Sales for the nine months decreased 2% primarily due to weather. Heating degree days were 9% lower through September 30, 2004.

      Energy Costs

      Energy Costs represent the cost of electric and gas purchases necessary to meet customer load. The difference between energy costs incurred and associated commodity revenues is deferred for future collection or refund to customers.

      The $55 million increase in electric costs for the quarter was caused by $125 million higher prices for BGS and Non-Utility Generation (NUG) purchases offset by $70 million in lower costs due to lower BGS and NUG volumes. The $51 million decrease in electric costs for the nine months was caused by $266 million in lower costs due to lower BGS and NUG volumes offset by $215 million in higher prices for BGS and NUG purchases.

      The $10 million decrease in gas costs for the quarter was caused by a combination of a $64 million or 34% decrease in sales volumes offset by a $54 million or 49% increase in gas prices. The $87 million decrease in gas costs for the nine months was caused by a combination of a $300 million or 21% decrease in sales volumes offset by $212 million or 21% increase in gas prices.

      Operation and Maintenance

      The $2 million decrease for the quarter was primarily due to lower labor and fringe benefits of $4 million. Also contributing to the decrease was $1 million in lower shared services costs due to reduced technology spending. Offsetting the decreases was increased Demand Side Management (DSM) amortization of $3 million, driven by increased electric expense recovery offset by decreased gas volumes.

      The $24 million increase for the nine months was primarily due to a reduction in real estate taxes of $18 million recorded in 2003 and the reversal of a $10 million reserve against a regulatory asset in 2003 that is being recovered. DSM amortization increased $19 million, driven by increased electric expense recovery offset by decreased gas volumes. Offsetting these increases were $14 million in decreased labor and fringe benefits and $10 million in decreased shared services costs due to reduced technology spending.

      Depreciation and Amortization

      The $19 million increase for the quarter was due primarily to an $18 million reduction in amortization of an excess electric distribution depreciation reserve regulatory liability, a $3 million increase in the amortization of various regulatory assets and a $2 million increase due to increased plant in service. These increases were offset by a $2 million decrease from the use of a lower book depreciation rate for electric distribution property, which took effect in August 2003 following the conclusion of the electric base rate case.

      The $143 million increase for the nine months was due primarily to a $132 million reduction in amortization of an excess electric distribution depreciation reserve regulatory liability, a $14 million increase in the amortization of various regulatory assets and an $8 million increase due to increased plant in service. These increases were offset by a $16 million decrease from the use of a lower book depreciation rate for electric distribution property.

      Other Income

      The $3 million increase for the quarter was due to gains on excess property sales. The $4 million decrease for the nine months was due primarily to a decrease in gains on property sales of $8 million, offset by a $4 million increase in interest income related to an affiliate loan.

      Interest Expense

      The decreases of $10 million and $17 million for the quarter and nine months, respectively, were primarily due to lower interest rates and lower levels of long-term debt outstanding. For the nine months, the decrease was partially offset by increased interest associated with carrying charges on certain regulatory assets.

      Income Tax Expense

      The increases of $32 million and $109 million for the quarter and nine months, respectively, were primarily due to higher pre-tax income in 2004 combined with lower tax benefits primarily attributable to the excess depreciation reserve adjustment in 2003.

      Extraordinary Item

      PSE&G recorded an $18 million, after-tax, extraordinary charge in the second quarter of 2003 related to the outcome of its electric base rate case. See Note 5. Extraordinary Item of the Notes for additional information.

Power

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)%		2004	2003	Increase (Decrease)%
	(Millions)				(Millions)
Operating Revenues	$1,129	$1,255	$(126)	(10)	$3,814	$4,320	$(506)	(12)
Energy Costs	$636	$804	$(168)	(21)	$2,541	$2,882	$(341)	(12)
Operation and Maintenance	$215	$222	$(7)	(3)	$682	$652	$30	5
Depreciation and Amortization	$32	$27	$5	19	$87	$74	$13	18
Other Income	$38	$25	$13	52	$150	$94	$56	60
Other Deductions	$(14)	$(14)	$—	—	$(56)	$(54)	$2	4
Interest Expense	$(39)	$(26)	$13	50	$(108)	$(82)	$26	32
Income Tax Expense	$(100)	$(77)	$23	30	$(198)	$(274)	$(76)	(28)

      Operating Revenues

      The $126 million decrease for the quarter was due to decreases of $91 million in generation revenues, $31 million in gas supply revenues and $4 million in trading revenues. The $506 million decrease for the nine months was due to decreases of $456 million in generation revenues, $3 million in gas supply revenues and $47 million in trading revenues.

      Generation

      The $91 million decrease in generation revenues for the quarter was primarily due to the adoption of Emerging Issues Task Force (EITF) Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”, and Not “Held for Trading Purposes” as Defined in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 03-11), which requires gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 to be shown net when recognized in the Condensed Consolidated Statement of Operations, whether or not settled physically, if the derivative instruments are “held for trading purposes” as defined in EITF 02-3, which is effective on a prospective basis for transactions occurring after September 30, 2003. Since prior periods were not restated, the effect of adopting EITF 03-11 reduced Power's Operating Revenues by approximately $92 million for the quarter, with an equal reduction in Energy Costs, as compared to the same period in 2003. Also contributing to the decrease was $337 million in lower revenues due mainly to decreased load being served under the fixed-priced BGS contracts, which was offset by approximately $339 million of higher revenues from new contracts and higher sales into the various power pools. Also contributing to the decrease for the quarter was the loss of MTC revenues and NDT revenues effective August 1, 2003, which amounted to approximately $10 million and $2 million, respectively. The decreases were partially offset by increased capacity sales of approximately $11 million.

      The $456 million decrease in generation revenues for the nine months was primarily due to $887 million in lower revenues due to decreased load being served under the fixed-priced BGS contracts,

which was partially offset by approximately $693 million of higher revenues from new contracts and higher sales into the various power pools. Also contributing to the decrease for the nine months was the loss of MTC and NDT revenues, which amounted to $111 million and $17 million, respectively, and the adoption of EITF 03-11, which reduced revenues by approximately $174 million for the nine months. The decreases were also partially offset by increased capacity sales of approximately $34 million.

      Gas Supply

      The $31 million and $3 million decrease in gas supply revenues for the quarter and nine months, respectively, was primarily due to decreased sales volumes mainly due to market conditions, which was partially offset by higher gas prices under the BGSS contract.

      Trading

      The decreases in trading revenues of $4 million and $47 million for the quarter and nine months, respectively, were primarily due to market conditions.

      Energy Costs

      Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power's obligation under its BGSS contract with PSE&G.

      The $168 million decrease in Energy Costs for the quarter was primarily due to a $33 million decrease in gas supply costs caused by decreased volumes due to market conditions in the third quarter as compared to 2003, a $73 million decrease in purchased power due to decreased load being served under the BGS contracts and decreased replacement power purchases due to the effects of Hurricane Isabel in 2003, which was partially offset by higher purchased power for new contracts. Also contributing to the decrease for the quarter was a reduction of approximately $92 million related to the adoption of EITF 03-11, as discussed above. Partially offsetting the decreases were higher fuel costs for generation of approximately $24 million and an increase of approximately $20 million related to the settlement for nuclear waste storage costs for Peach Bottom. For additional information regarding the settlement, see Note 7. Commitments and Contingencies—Nuclear Fuel Disposal of the Notes.

      The $341 million decrease in Energy Costs for the nine months was primarily due to a $34 million decrease in gas supply costs due to decreased volumes and a $273 million decrease in purchased power due to decreased load being served under the BGS contracts, which was offset by increased replacement power costs due to outages in the first half of 2004 and higher purchased power for new contracts. Also contributing to the decrease for the nine months was a reduction of approximately $174 million related to the adoption of EITF 03-11, as discussed above. Partially offsetting these decreases were higher fuel costs for generation of approximately $113 million, primarily related to higher gas prices and higher usage, including an increase of approximately $20 million related to the settlement for nuclear waste storage costs for Peach Bottom, as discussed above.

      Operation and Maintenance

      The $7 million decrease in Operation and Maintenance expense for the quarter was primarily due to $12 million related to the settlement for nuclear waste storage costs for Peach Bottom. For additional information regarding the settlement, see Note 7. Commitments and Contingencies—Nuclear Fuel Disposal of the Notes. This decrease was partially offset by higher costs related to the Waterford facility, which was placed into service in August 2003 and the Lawrenceburg facility, which was placed into service in June 2004.

      The $30 million increase in Operation and Maintenance expense for the nine months was primarily due to a $35 million increase related to the outages at Hope Creek, Salem and Mercer and $6 million of higher operation and maintenance costs related to the Waterford and Lawrenceburg facilities offset by the effects of the settlement discussed above.

      Depreciation and Amortization

      The $5 million and $13 million increases in Depreciation and Amortization for the quarter and nine months, respectively, were primarily due to the Waterford facility being placed into service in August 2003 and the Lawrenceburg facility being placed into service in June 2004.

      Other Income

      The $13 million and $56 million increases in Other Income for the quarter and nine months, respectively, were primarily due to increased realized gains and income related to the NDT Funds.

      Other Deductions

      The $2 million increase in Other Deductions for the nine months was primarily due to a $7 million write-off of unamortized issuance costs related to the extinguishment of project financing related to Power's Waterford and Lawrenceburg facilities partially offset by $6 million in lower realized losses and expenses related to the NDT Funds.

      Interest Expense

      The $13 million increase in Interest Expense for the quarter was due to new long-term debt financing of $300 million issued in December 2003. Partially offsetting this increase was higher capitalized interest primarily due to higher rates in 2004 versus 2003.

      The $26 million increase in Interest Expense for the nine months was due to new long-term debt financing of $300 million issued in December 2003, the early settlement of an interest rate swap related to the extinguishment of project financing related to Power's Waterford and Lawrenceburg facilities in the first quarter of 2004 and higher interest related to an affiliate loan. Partially offsetting these increases was higher capitalized interest primarily due to higher rates in 2004 versus 2003.

      Income Tax Expense

      The $23 million increase for the quarter was primarily due to higher pre-tax income and taxes recorded for the NDT Funds. The $76 million decrease for the nine months was due primarily to lower pre-tax income.

      Cumulative Effect of a Change in Accounting Principle

      Power recorded an after-tax benefit in the amount of $370 million due to the required remeasurement of Power's nuclear and fossil decommissioning obligations under SFAS 143, which was adopted on January 1, 2003. See Note 3. Recent Accounting Standards of the Notes for additional information.

Energy Holdings

	For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	2004	2003	Increase (Decrease)%		2004	2003	Increase (Decrease)%
	(Millions)				(Millions)
Operating Revenues	$311	$178	$133	75	$701	$539	$162	30
Energy Costs	$148	$38	$110	289	$242	$114	$128	112
Operation and Maintenance	$64	$41	$23	56	$163	$117	$46	39
Depreciation and Amortization	$15	$13	$2	15	$40	$31	$9	29
Income from Equity Method Investments	$31	$32	$(1)	(3)	$92	$83	$9	11
Other Income	$1	$1	$—	—	$2	$8	$(6)	(75)
Other Deductions	$(5)	$—	$5	n/a	$(12)	$(4)	$8	200
Interest Expense	$(66)	$(56)	$10	18	$(196)	$(157)	$39	25
Income Tax Expense	$(8)	$(15)	$(7)	(47)	$(34)	$(51)	$(17)	(33)

      The variances in Operating Revenues, Energy Costs, Operation and Maintenance expense, Depreciation and Amortization expense and Income from Equity Method Investments are primarily attributed to Global's acquisition of the remaining interests in TIE, thus consolidating the entity effective July 1, 2004, as compared to 2003 when Global's ownership was accounted for under the equity method of accounting. For additional information, see Note 4. Discontinued Operations, Dispositions and Acquisitions of the Notes. The increases are also due to Elektrocieplownia Chorzow Sp. Z o.o. (ELCHO) placing a new generation facility in Poland in service in November 2003 and Dhofar Power Company S.A.O.C. (Salalah), a generation facility in Oman, beginning commercial operation in May 2003. The variances for these items also relate to favorable foreign currency exchange rates and higher energy sales volumes at Sociedad Austral de Electricidad S.A. (SAESA) and the fact that GWF Energy LLC (GWF Energy), which owns three generation facilities in California, was accounted for under the equity method of accounting in 2004, due to a change in ownership interest, as compared to 2003 when GWF Energy was consolidated.

      Operating Revenues

      The increase of $133 million for the quarter was due to higher revenues at Global of $138 million, including a $135 million increase related to the consolidation of TIE, a $16 million increase from ELCHO, a $4 million increase from SAESA and a $2 million increase from Salalah, partially offset by a decrease of $23 million related to GWF Energy. Offsetting the increase at Global were lower revenues at Resources of $3 million primarily due to a reduction in leveraged lease income related to the termination of the Collins lease with Midwest Generation LLC in April 2004.

      The increase of $162 million for the nine months was due to higher revenues at Global of $190 million, including a $135 million increase related to the consolidation of TIE, a $52 million increase from ELCHO, a $24 million increase from Salalah, and a $22 million increase from SAESA, partially offset by a decrease of $45 million due to lower revenues related to GWF Energy. Offsetting the increase at Global were lower revenues at Resources of $26 million, primarily due to a realized loss of $17 million related to non-publicly traded equity securities and a reduction in leveraged lease income of $10 million related to the termination of the Collins lease.

      Energy Costs

      The increase of $110 million for the quarter was primarily due to a $102 million increase related to the consolidation of TIE and increases of $3 million each from ELCHO and SAESA.

      The increase of $128 million for the nine months was primarily due to a $102 million increase related to the consolidation of TIE and increases of $12 million, $10 million and $5 million from SAESA, ELCHO, and Salalah, respectively, offset by a decrease of $2 million from GWF Energy.

      Operation and Maintenance

      The increase of $23 million for the quarter was primarily due to a $12 million increase related to the consolidation of TIE and an increase of $4 million from ELCHO, offset by a decrease of $3 million from GWF Energy.

      The increase of $46 million for the nine months was primarily due to a $12 million increase related to the consolidation of TIE and increases of $12 million, $5 million, and $4 million from ELCHO, SAESA and Salalah, respectively, offset by a decrease of $7 million from GWF Energy.

      Depreciation and Amortization

      The increase of $2 million for the quarter was primarily due to a $4 million increase related to the consolidation of TIE and an increase of $2 million from ELCHO, offset by a decrease of $4 million from GWF Energy.

      The increase of $9 million for the nine months was primarily due to a $4 million increase related to the consolidation of TIE and increases of $7 million, $4 million and $2 million from ELCHO, Salalah and SAESA, respectively, offset by a decrease of $9 million from GWF Energy.

      Income from Equity Method Investments

      The decrease of $1 million for the quarter was primarily due to a $5 million decrease related to the consolidation of TIE in 2004 offset by a $3 million increase related to the deconsolidation of GWF Energy.

      The increase of $9 million for the nine months was primarily due to a $7 million increase related to the sale of a portion of Global's investment in LDS, a $6 million increase related to MPC due to additional projects going into operation, and a $5 million increase related to GWF Energy, offset by a $12 million decrease related to the consolidation of TIE in 2004.

      Other Income

      The decrease of $6 million for the nine months is due primarily to the absence of foreign currency transaction gains in 2004 for Rio Grande Energia (RGE) and SAESA.

      Other Deductions

      The increase of $5 million for the quarter is primarily due to a foreign currency transaction loss of $3 million and a $2 million change in derivative fair value related to Global.

      The increase of $8 million for the nine months is primarily due to foreign currency transaction losses of $9 million and a loss on early extinguishment of debt of $3 million, offset by a $4 million change in derivative fair value related to Global.

      Interest Expense

      The increases of $10 million and $39 million for the quarter and nine months, respectively, are due to a $7 million increase related to the consolidation of TIE and an increase in non-recourse debt at the project level with higher interest rates, offset in part by the repayment of lower interest rate debt at Energy Holdings during 2003 and 2004.

      Income Tax Expense

      The decreases of $7 million and $17 million for the quarter and nine months, respectively, are primarily due to lower pre-tax income. In addition, the decrease for the quarter is due to a lower effective rate for Global due to a change in mix of domestic and international earnings.

      (Loss) Income from Discontinued Operations, including Gain (Loss) on Disposal, net of tax

      CPC

      On May 21, 2004, Global completed the sale of its interest in CPC for approximately $43 million in cash and recognized a gain on disposal of $3 million, after-tax. Income from Discontinued Operations for the quarter ended September 30, 2003 was $2 million. Income from Discontinued Operations for the nine months ended September 30, 2004 and 2003 was $2 million and $1 million, respectively. See Note 4. Discontinued Operations, Dispositions and Acquisitions of the Notes for additional information.

      PSEG Energy Technologies Inc. (Energy Technologies)

      In September 2003, Energy Holdings completed the sale of the remaining companies of Energy Technologies subsequent to recognizing a loss of $9 million, net of tax, in the first quarter of 2003. Loss from Discontinued Operations for the quarter and nine months ended September 30, 2003 was $3 million and $11 million, respectively. See Note 4. Discontinued Operations, Dispositions and Acquisitions of the Notes for additional information.

Other

      To supplement the Condensed Consolidated Financial Statements presented in accordance with accounting principles generally accepted in the U.S. (GAAP), PSEG and Energy Holdings use the non-GAAP measure of Earnings Before Interest and Taxes (EBIT).

      PSEG's and Energy Holdings' management reviews EBIT internally to evaluate performance and manage operations and believe that the inclusion of this non-GAAP financial measure provides consistent and comparable measures to help shareholders understand current and future operating results. PSEG and Energy Holdings urge shareholders to carefully review the GAAP financial information included as part of this Quarterly Report.

      Global

      The following table summarizes Global's capital at risk, net contributions to EBIT and non-recourse interest in the following regions for the quarter and nine months ended September 30, 2004 and 2003.

	Total Capital at Risk (A)		For the Quarters Ended September 30,				For the Nine Months Ended September 30,
	As of		EBIT (B)		Non-Recourse Interest (C)		EBIT (B)		Non-Recourse Interest (C)
	September 30, 2004	December 31, 2003	2004	2003	2004	2003	2004	2003	2004	2003
	(Millions)

Region:
North America	$412	$424	$27	$28	$7	$1	$91	$104	$7	$1
Latin America	1,576	1,575	31	44	4	4	101	110	14	12
Asia Pacific	195	180	5	2	—	—	13	7	—	—
Europe	236	309	5	1	8	—	25	11	24	—
India and Oman	96	91	5	3	4	5	15	5	12	5
Global G&A—Unallocated	—	—	(6)	(8)	—	—	(22)	(23)	—	—

Total	$2,515	$2,579	$67	$70	$23	$10	$223	$214	$57	$18

Total Global EBIT			$67	$70			$223	$214
Interest Expense			(46)	(30)			(123)	(83)
Income Taxes			—	(7)			(19)	(25)
Minority Interests			(1)	(5)			(3)	(12)

Income from Continuing Operations			$20	$28			$78	$94

(footnotes on next page)

(footnotes from previous page)

(A)	Total capital at risk includes Global's gross investments and equity commitment guarantees less non-recourse debt at the project level.
(B)	For investments accounted for under the equity method of accounting, includes Global's share of net earnings, including Interest Expense and Income Taxes.
(C)	Non-recourse interest is Interest Expense on debt that is non-recourse to Global.

LIQUIDITY AND CAPITAL RESOURCES

      The following discussion of liquidity and capital resources is on a consolidated basis for PSEG, noting the uses and contributions of PSEG's three direct operating subsidiaries, PSE&G, Power and Energy Holdings.

Operating Cash Flows

      PSEG

      PSEG's operating cash flow increased approximately $431 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to increases of $219 million at PSE&G and $230 million at Energy Holdings, offset by a $32 million decrease at Power.

      PSE&G

      PSE&G's operating cash flow increased approximately $219 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to higher Net Income (primarily related to the increase in electric base rates), additional recoveries of regulatory assets and reduced benefit plan contributions.

      Power

      Power's operating cash flow decreased approximately $32 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to decreased Income from Continuing Operations, primarily due to lower sales volumes and higher replacement power and maintenance costs combined with the loss of the MTC and NDT revenues effective August 1, 2003, offset by activity in the NDT Funds and timing differences of working capital needs.

      Energy Holdings

      Energy Holdings' operating cash flow increased approximately $230 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due primarily to a tax payment made in 2003 related to two terminated leveraged lease transactions at Resources in 2002, increased tax benefits received from PSEG in 2004, reversals of deferred tax liabilities in 2004 due to lease terminations and sales of certain Resources' investments in the KKR leveraged buyout fund in 2004.

Common Stock Dividends

      Dividend payments on common stock for the quarter ended September 30, 2004 were $0.55 per share and totaled approximately $131 million. Dividend payments on common stock for the nine months ended September 30, 2004 were $1.65 per share and totaled approximately $391 million. Future dividends declared will be dependent upon PSEG's future earnings, cash flows, financial requirements, alternative investment opportunities and other factors.

Debt Covenants

      PSEG, PSE&G, Power and Energy Holdings

      PSEG's, PSE&G's, Power's and Energy Holdings' respective credit agreements generally contain customary provisions under which the lenders could refuse to continue to advance funds in the event of a material adverse change in the borrower's business or financial condition. However, the PSEG and PSE&G credit agreements' material adverse change clauses do not apply when the borrowing is used to repay its commercial paper obligations.

      As explained in detail below, some of these credit agreements also contain maximum debt-to-equity ratios, minimum cash flow tests and other restrictive covenants and conditions to borrowing. Compliance with applicable financial covenants will depend upon the respective future financial position, level of earnings and cash flows of PSEG, PSE&G, Power and Energy Holdings, as to which no assurances can be given. The ratios noted below are for the benefit of the investors of the related securities to which the covenants apply. They are not intended as a financial performance or liquidity measure. The debt underlying the trust preferred securities of PSEG, which is presented in Long-Term Debt in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIEs)” (FIN 46), is not included as debt when calculating these ratios, as provided for in the various credit agreements.

      PSEG

      Financial covenants contained in PSEG's credit facilities include a ratio of debt (excluding non-recourse project financings, securitization debt and debt underlying preferred securities and including commercial paper and loans, certain letters of credit and similar instruments) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio not be more than 70.0%. As of September 30, 2004, PSEG's ratio of debt to capitalization (as defined above) was 58.3%.

      PSE&G

      Financial covenants contained in PSE&G's credit facilities include a ratio of long-term debt (excluding securitization debt and long-term debt maturing within one year) to total capitalization covenant. This covenant requires that at the end of any quarterly financial period, such ratio will not be more than 65.0%. As of September 30, 2004, PSE&G's ratio of long-term debt to total capitalization (as defined above) was 51.9%.

      In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2:1, and/or against retired Mortgage Bonds. As of September 30, 2004, PSE&G's Mortgage coverage ratio was 5.13:1. Under the Mortgage, PSE&G could issue approximately $1.5 billion of Bonds against previous additions and improvements.

      PSEG and Power

      Financial covenants contained in the PSEG/Power joint and several credit facility include a ratio of debt to total capitalization for each specific borrower. For PSEG, the covenant described above in PSEG is applicable. For Power, a debt (excluding non-recourse project financings and including loans, certain letters of credit and similar instruments) to total capitalization, adjusted to add back the $986 million Basis Adjustment (see Condensed Consolidated Balance Sheets), covenant applies. This covenant requires that at the end of any quarterly financial period, such ratio will not exceed 65.0%. As of September 30, 2004, Power's ratio of debt to capitalization (as defined above) was 50.0%.

      Energy Holdings

      In April 2003, Energy Holdings issued $350 million of Senior Notes, which contain financial covenants that include debt incurrence tests consisting of a debt service coverage test and a ratio of consolidated recourse indebtedness to recourse capitalization test. These covenants require that Energy Holdings not incur additional consolidated recourse indebtedness, other than certain permitted indebtedness, unless, on a pro forma basis, giving effect to the incurrence of the additional consolidated recourse indebtedness: (i) the debt service coverage ratio would be at least 2:1; and (ii) the ratio of consolidated recourse indebtedness to recourse capitalization would not exceed 60%. Certain permitted indebtedness, such as permitted refinancings and borrowings are excluded from the requirements under this debt incurrence test. The provisions of the Senior Notes also restrict Energy Holdings from selling assets with a net book value greater than 10% of its assets in any four consecutive quarters, unless the proceeds are used to reduce debt of Energy Holdings or its subsidiaries or are retained by Energy Holdings.

      Energy Holdings revolving credit agreement contains a covenant requiring the ratio of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to fixed charges shall not be less than 1.75. As of September 30, 2004, Energy Holdings' coverage of this covenant was 2.50. Additionally, Energy Holdings must maintain a ratio of net debt to EBITDA not greater than 5.25. As of September 30, 2004, Energy Holdings' ratio under this covenant was 4.05. Energy Holdings is a co-borrower under this facility with Global and Resources, which are joint and several obligors. The terms of the agreement include a pledge of Energy Holdings' membership interest in Global, restrictions on the use of proceeds related to material sales of assets and the satisfaction of certain financial covenants. Cash proceeds from asset sales in excess of 10% of total assets of Energy Holdings during any 12-month period must be retained by Energy Holdings or used to repay the debt of Energy Holdings, Global or Resources.

Credit Ratings

      PSEG, PSE&G, Power and Energy Holdings

      The current ratings of securities of PSEG and its subsidiaries are shown below and reflect the respective views of the rating agencies. Any downward revision or withdrawal may adversely affect the market price of PSEG's, PSE&G's, Power's and Energy Holdings' securities and serve to increase those companies' cost of capital and limit their access to capital. All ratings have a stable outlook unless otherwise noted. (N) denotes a negative outlook. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances so warrant. Each rating given by an agency should be evaluated independently of the other agencies' ratings. The ratings should not be construed as an indication to buy, hold or sell any security.

      On April 12, 2004, Fitch downgraded Energy Holdings' Senior Notes rating to BB from BBB-, with a negative outlook.

      On July 30, 2004, S&P placed the Corporate Credit Ratings of PSEG, PSE&G and Power on negative outlook. As a result of that action, S&P downgraded PSEG's and PSE&G's respective commercial paper ratings from A2 to A3.

      On August 6, 2004, Moody's placed Power on negative outlook.

      On September 10, 2004, Fitch downgraded PSEG's Preferred Securities to BBB- from BBB with a stable outlook and placed an F2 rating on PSEG's commercial paper program. Fitch also downgraded

Power's Senior Notes to BBB from BBB+. In addition, Fitch reaffirmed it's A rating on PSE&G's Mortgage Bonds. However, Fitch downgraded PSE&G's commercial paper program to F2 from F1.

	Moody's (A)	S&P (B)	Fitch (C)
PSEG:
Preferred Securities	Baa3(N)	BB+(N)	BBB–
Commercial Paper	P2(N)	A3	F2
PSE&G:
Mortgage Bonds	A3	A–(N)	A
Preferred Securities (D)	Baa3	BB+(N)	BBB+
Commercial Paper	P2	A3	F2
Power:
Senior Notes	Baa1(N)	BBB(N)	BBB
Energy Holdings:
Senior Notes	Ba3(N)	BB–	BB(N)

(A)	Moody's ratings range from Aaa (highest) to C (lowest) for long-term securities and P-1 (highest) to NP (lowest) for short-term securities.
(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A-1 (highest) to D (lowest) for short-term securities.
(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F-1 (highest) to D (lowest) for short-term securities.
(D)	Rating for PSE&G Cumulative Preferred Stock without Mandatory Redemption.

Short-Term Liquidity

      PSEG, PSE&G, Power and Energy Holdings

      As of September 30, 2004, PSEG, PSE&G, Power and Energy Holdings had in the aggregate approximately $2.6 billion of committed credit facilities with approximately $2 billion of available liquidity under these facilities. In addition, PSEG and PSE&G have access to certain uncommitted credit facilities. PSEG had $25 million outstanding and PSE&G had $95 million outstanding under these uncommitted facilities as of September 30, 2004. Each of the credit facilities is restricted to availability and use to the specific companies as listed below.

Company	Expiration Date	Total Facility	Primary Purpose	Usage as of 9/30/2004		Available Liquidity as of 9/30/2004
	(Millions)
PSEG:
4-year Credit Facility	April 2008	$450	CP Support/ Funding/Letters of Credit	$—		$450
5-year Credit Facility	March 2005	$280	CP Support	$251		$29
3-year Credit Facility	December 2005	$350	CP Support/ Funding/ Letters of Credit	$—		$350
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$25		N/A
Bilateral Term Loan	April 2005	$75	Funding	$75		$—
Bilateral Revolver	April 2005	$25	Funding	$25		$—
PSE&G:
5-year Credit Facility	June 2009	$600	CP Support/ Funding/Letters of Credit	$190		$410
Uncommitted Bilateral Agreement	N/A	N/A	Funding	$95		N/A
PSEG and Power:
3-year Credit Facility(A)	April 2007	$600	CP Support/ Funding/Letters of Credit	$19	(B)	$581
Power:
3-year Credit Facility	August 2005	$25	Funding/Letters of Credit	$—		$25
Energy Holdings:
3-year Credit Facility	October 2006	$200	Funding/ Letters of Credit	$39	(B)	$161

(A) PSEG/Power co-borrower facility.

(B) These amounts relate to letters of credit outstanding.

      PSEG

      As noted above, S&P downgraded PSEG's commercial paper rating on July 30, 2004. This has limited its ability to access the commercial paper market, however, PSEG believes it has sufficient liquidity to fund its short-term cash management needs.

      PSE&G

      In June 2004, PSE&G entered into a $600 million 5-year credit facility. This facility replaced the expiring $200 million 364-day credit facility and the $200 million 3-year credit facility that was to expire in June 2005.

      As noted above, S&P downgraded PSE&G's commercial paper rating on July 30, 2004. This has limited its ability to access the commercial paper market, however, PSE&G believes it has sufficient liquidity to fund its short-term cash needs.

      Energy Holdings

      As of September 30, 2004, Energy Holdings had loaned $145 million of excess cash to PSEG.

      Power

      As of September 30, 2004, in addition to amounts outstanding under Power's credit facilities shown in the above table, Power had borrowed approximately $262 million from PSEG.

      As noted above, S&P placed Power on negative outlook on July 30, 2004. Power believes it has sufficient liquidity to meet any required posting of collateral resulting from a downgrade. See Note 7. Commitments and Contingent Liabilities of the Notes for further information.

External Financings

      PSEG

      In September 2004, PSEG issued and sold $200 million of its 4.66% Series A Senior Notes due 2009 in a private placement. The proceeds were used to reduce short-term debt.

      During the quarter ended September 30, 2004, PSEG issued approximately 501,000 shares for approximately $21 million pursuant to its Dividend Reinvestment Program and Employee Stock Purchase Plan. For the nine months ended September 30, 2004, PSEG issued approximately 1,475,000 shares for approximately $63 million pursuant to these plans.

      PSE&G

      In August 2004, PSE&G issued $104 million of its First and Refunding Mortgage Bonds, Pollution Control Series AC due 2031, $88 million of its First and Refunding Mortgage Bonds, Pollution Control Series AD due 2030 and $93 million of its First and Refunding Mortgage Bonds, Pollution Control Series AE due 2029. The proceeds were used to refund $104 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series Q due 2031 and $88 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series R due 2030 in August 2004. The remaining proceeds were used to refund $93 million of PSE&G's First and Refunding Mortgage Bonds, Pollution Control Series S due 2029 in October 2004.

      In August 2004, PSE&G issued $250 million of its Secured Medium-Term Notes Series D due 2014. The proceeds were used to redeem the remaining outstanding $254 million of PSE&G's First and Refunding Mortgage Bonds, 7% Series SS due 2024 in September 2004.

      In June 2004, PSE&G issued $175 million two-year floating rate First and Refunding Mortgage Bonds. The interest is set quarterly at LIBOR plus 0.125%. The proceeds were primarily used to redeem $159 million of 7.375% Series TT First and Refunding Mortgage Bonds due 2014 in June 2004.

      In May 2004, $286 million of PSE&G's 6.50% Series PP First and Refunding Mortgage Bonds matured.

      In September 2004, June 2004 and March 2004, PSE&G Transition Funding LLC (Transition Funding) repaid approximately $37 million, $30 million and $32 million, respectively, of its transition bonds.

      Power

      In March 2004, Power issued $250 million of 3.75% Senior Notes due April 2009 and $250 million of 5.00% Senior Notes due April 2014. The net proceeds of $488 million, together with other available cash, were used to fund the repayment of $800 million of project finance debt of certain of Power's subsidiaries.

      Energy Holdings

      In October 2004, Energy Holdings made a cash distribution of $75 million to PSEG in the form of a return of capital.

      In July 2004, Energy Holdings redeemed $75 million of preference units owned by PSEG.

      In May 2004, Energy Holdings redeemed $75 million of preference units owned by PSEG and made a cash distribution of $75 million to PSEG in the form of a return of capital.

      During the second quarter of 2004, Energy Holdings repurchased approximately $41 million of its 7.75% Senior Notes due April 2007 at a premium of $3 million, reducing the aggregate amount of that security outstanding to $309 million.

      In February 2004, Energy Holdings repaid $267 million of its 9.125% Senior Notes at maturity and redeemed $75 million of preference units owned by PSEG.

      During 2004, Electrowina Skawina S.A. (Skawina) and SAESA issued a total of approximately $15 million of non-recourse project debt.

Other Comprehensive Loss

      PSEG, Power and Energy Holdings

      For the nine months ended September 30, 2004, PSEG, Power and Energy Holdings had Other Comprehensive Losses of $268 million, $231 million and $34 million, respectively, due primarily to net unrealized losses on derivatives accounted for as hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), unrealized gains and losses in the NDT Funds at Power and foreign currency translation adjustments at Energy Holdings.

CAPITAL REQUIREMENTS

      PSEG, PSE&G, Power and Energy Holdings

      It is expected that the majority of funding for capital requirements of PSE&G, Power and Energy Holdings will come from their respective internally generated funds. The balance will be provided by the issuance of debt at the respective subsidiary or project level and, for PSE&G and Power, equity contributions from PSEG. PSEG does not expect to contribute any additional equity to Energy Holdings. Except as noted below, projected construction and investment expenditures for PSEG, PSE&G, Power and Energy Holdings are consistent with amounts disclosed in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q of PSEG, PSE&G, Power and Energy Holdings for the quarters ended March 31, 2004 and June 30, 2004.

      PSE&G

      PSE&G is forecasting capital spending increases of approximately $100 million per year for 2005 and 2006, as compared to amounts reported on Form 10-K for the year ended December 31, 2003, primarily for additional infrastructure replacement for increased electric reliability and gas safety. During the nine months ended September 30, 2004, PSE&G had made approximately $295 million of capital expenditures, primarily related to improvements in its electric transmission and distribution system, gas system and common facilities.

      Power

      Power is forecasting capital spending increases of approximately $65 million to $135 million per year for 2005 through 2007 as compared to amounts reported on Form 10-K for the year ended December 31, 2003, due primarily to a delay in the construction of the Linden facility and incremental capital expenditures at Salem and Hope Creek. These forecasted increases do not include potential expenditures for environmental control costs at Power's Keystone, Conemaugh or Hudson generating facilities. During the nine months ended September 30, 2004, Power made approximately $522 million of capital expenditures, primarily related to the construction activities at the facilities in Bethlehem, New York; Linden, New Jersey; Mercer, New Jersey; Lawrenceburg, Indiana; and at its Salem and Hope Creek nuclear generating stations.

      Energy Holdings

      During the nine months ended September 30, 2004, Energy Holdings made approximately $64 million of capital expenditures, primarily related to capital requirements of consolidated subsidiaries financed from internally generated cash flow within its projects, or from local sources on a non-recourse basis. During the second quarter of 2004, Energy Holdings revised its 2004 total projected construction and investment expenditures to approximately $90 million. The increase in expected capital expenditures for 2004 is primarily due to minor capital projects at certain of Global's subsidiaries, including a 45 MW generation project at SAESA, which are expected to be funded locally. In addition, Energy Holdings expects consolidated capital expenditures for 2005 and beyond to range from $40 million to $50 million per year.

ACCOUNTING MATTERS

      PSEG, PSE&G, Power and Energy Holdings

      For information related to recent accounting matters, see Note 3. Recent Accounting Standards of the Notes.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

PSEG, PSE&G, Power and Energy Holdings

      The market risk inherent in PSEG's, PSE&G's, Power's and Energy Holdings' market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates, commodity prices, equity security prices and interest rates as discussed in the Notes to the Condensed Consolidated Financial Statements (Notes). It is the policy of each entity to use derivatives to manage risk consistent with its respective business plans and prudent practices. PSEG, PSE&G, Power and Energy Holdings use a Risk Management Committee (RMC) comprised of executive officers that utilize an independent risk oversight function to ensure compliance with corporate policies and prudent risk management practices.

      Additionally, PSEG, PSE&G, Power and Energy Holdings are exposed to counterparty credit losses in the event of non-performance or non-payment. PSEG has a credit management process, which is used to assess, monitor and mitigate counterparty exposure for PSEG and its subsidiaries. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on PSEG and its subsidiaries' financial condition, results of operations or net cash flows.

      Except as discussed below, there were no material changes from the disclosures in the Annual Reports on Form 10-K of PSEG, PSE&G, Power and Energy Holdings for the year ended December 31, 2003 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Commodity Contracts

      PSEG and Power

      The availability and price of energy commodities are subject to fluctuations from factors such as weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market rules and other events. To reduce price risk caused by market fluctuations, Power enters into supply contracts and derivative contracts, including forwards, futures, swaps and options with approved counterparties, to hedge its anticipated supply and demand differential. These contracts, in conjunction with owned electric generation capacity and demand obligations, make up the portfolio.

      Normal Operations and Hedging Activities

      Power enters into physical contracts, as well as financial contracts, including forwards, futures, swaps and options designed to eliminate risk associated with volatile commodity prices. Commodity price risk is associated with market price movements resulting from market generation demand, changes in fuel costs and various other factors.

      Power's derivative contracts are accounted for under SFAS 133, its amendments and related guidance. Most non-trading contracts qualify for the normal purchases and normal sales exemption under SFAS 133 and/or SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) for contracts entered into or modified and hedging relationships designed after June 30, 2003. Changes in the fair value of qualifying cash flow hedge transactions are recorded in Accumulated Other Comprehensive Income (OCI), and gains and losses are recognized in earnings when the underlying transaction occurs. Changes in the fair value of derivative contracts that do not meet hedge criteria under SFAS 133 and the ineffective portion of hedge contracts are recognized in earnings currently. Additionally, changes in the fair value attributable to fair value hedges are similarly recognized in earnings.

      Trading

      Power maintains a strategy of entering into trading positions to optimize the value of its portfolio of generation assets, gas supply contracts and its electric and gas supply obligations. Power engages in physical and financial transactions in the electricity wholesale markets and executes an overall risk management strategy to mitigate the effects of adverse movements in the fuel and electricity markets. In addition, Power has non-asset based trading activities. These contracts also involve financial transactions including swaps, options and futures. These activities are marked to market in accordance with SFAS 133, its amendments and related guidance, with gains and losses recognized in earnings.

Value-at-Risk (VaR) Models

      Power

      Power uses VaR models to assess the market risk of its commodity businesses. The portfolio VaR model for Power includes its owned generation and physical contracts, as well as fixed price sales requirements, load requirements and financial derivative instruments. VaR represents the potential gains or losses, under normal market conditions, for instruments or portfolios due to changes in market factors, for a specified time period and confidence level. Power estimates VaR across its commodity businesses.

      Power manages its exposure at the portfolio level. Its portfolio consists of owned generation, load-serving contracts (both gas and electric), fuel supply contracts and energy derivatives designed to manage the risk around the differential between generation and load. While Power manages its risk at the portfolio level, it also monitors separately the risk of its trading activities and other non-trading activities that receive mark-to-market accounting treatment.

      The VaR models used by Power are variance/covariance models adjusted for the delta of positions with a 95% one-tailed confidence level and a one-day holding period for the mark-to-market trading and non-trading activities and a 95% one-tailed confidence level with a one-week holding period for the portfolio VaR. The models assume no new positions throughout the holding periods, whereas Power actively manages its portfolio.

      As of September 30, 2004, trading VaR was approximately $5 million, compared to the December 31, 2003 level of $2 million.

	Trading VaR (A)	Non-Trading MTM VaR (A)
	(Millions)
For the Quarter Ended September 30, 2004
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$5	$22
Average for the Period	$3	$16
High	$5	$23
Low	$1	$8
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$7	$35
Average for the Period	$4	$24
High	$8	$36
Low	$1	$13
For the Nine Months Ended September 30, 2004
95% Confidence Level, One-Day Holding Period, One-Tailed:
Period End	$5	$22
Average for the Period	$2	$10
High	$5	$23
Low	$1	$1
99% Confidence Level, One-Day Holding Period, Two-Tailed:
Period End	$7	$35
Average for the Period	$3	$16
High	$8	$36
Low	$1	$2

(A)	The VaR models are augmented to account for the fact that the natural log of energy-related commodity prices, especially emissions are not normally distributed. Energy commodity price distributions have a higher frequency of extreme events than would be predicted by a normal distribution.

Other Supplemental Information Regarding Market Risk

      Power

      The following presentation of the activities of Power is included to address the recommended disclosures by the energy industry's Committee of Chief Risk Officers. For additional information, see Note 8. Risk Management of the Notes.

      The following table describes the drivers of Power's energy trading and marketing activities and Operating Revenues included in its Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2004. Normal operations and hedging activities represent the marketing of electricity available from Power's owned or contracted generation sold into the wholesale market. As the information in this table highlights, mark-to-market activities represent a small portion of the total Operating Revenues for Power. Activities accounted for under the accrual method, including normal purchases and sales, account for the majority of the revenue. The mark-to-market activities reported here are those relating to changes in fair value due to external movement in prices.

Operating Revenues
For the Quarter Ended September 30, 2004

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)

Mark-to-Market Activities:
Unrealized Mark-to-Market Gains
Changes in Fair Value of Open Positions	$9	$17	$26
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	(10)	(40)	(50)

Total Change in Unrealized Fair Value	(1)	(23)	(24)
Realized Net Settlement of Transactions Subject to Mark-to-Market	10	40	50
Broker Fees and Other Related Expenses	—	(5)	(5)

Net Mark-to-Market Gains	9	12	21
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	1,108	—	1,108

Total Operating Revenues	$1,117	$12	$1,129

Operating Revenues
For the Nine Months Ended September 30, 2004

	Normal Operations and Hedging (A)	Trading	Total
	(Millions)

Mark-to-Market Activities:
Unrealized Mark-to-Market Gains
Changes in Fair Value of Open Positions	$34	$11	$45
Origination Unrealized Gain at Inception	—	—	—
Changes in Valuation Techniques and Assumptions	—	—	—
Realization at Settlement of Contracts	(20)	(27)	(47)

Total Change in Unrealized Fair Value	14	(16)	(2)
Realized Net Settlement of Transactions Subject to Mark-to-Market	20	27	47
Broker Fees and Other Related Expenses	—	(8)	(8)

Net Mark-to-Market Gains	34	3	37
Accrual Activities
Accrual Activities—Revenue, Including Hedge Reclassifications	3,777	—	3,777

Total Operating Revenues	$3,811	$3	$3,814

(A)	Includes derivative contracts that Power enters into to hedge anticipated exposures related to its owned and contracted generation supply, all asset backed transactions and hedging activities, but excludes owned and contracted generation assets.

      The following table indicates Power's energy trading assets and liabilities, as well as Power's hedging activity related to asset backed transactions and derivative instruments that qualify for hedge accounting under SFAS 133, its amendments and related guidance. This table presents amounts segregated by portfolio which are then netted for those counterparties with whom Power has the right to set off and therefore, are not necessarily indicative of amounts presented on the Condensed Consolidated Balance Sheets because balances with many counterparties are subject to offset and are shown net on the Condensed Consolidated Balance Sheets regardless of the portfolio in which they are included.

Energy Contract Net Assets/Liabilities
As of September 30, 2004

	Normal Operations and Hedging	Trading	Total
	(Millions)
Mark-to-Market Energy Assets
Current Assets	$22	$159	$181
Noncurrent Assets	17	23	40

Total Mark-to-Market Energy Assets	$39	$182	$221

Mark-to-Market Energy Liabilities
Current Liabilities	$(219)	$(164)	$(383)
Noncurrent Liabilities	(149)	(31)	(180)

Total Mark-to-Market Current Liabilities	$(368)	$(195)	$(563)

Total Mark-to-Market Energy Contract Net Liabilities	$(329)	$(13)	$(342)

      The following table presents the maturity of net fair value of mark-to-market energy trading contracts.

Maturity of Net Fair Value of Mark-to-Market Energy Trading Contracts
As of September 30, 2004

	Maturities within
	2004	2005	2006	2007-2009	Total
	(Millions)
Trading	$(16)	$9	$(3)	$(3)	$(13)
Normal Operations and Hedging	(34)	(180)	(41)	(74)	(329)

Total Net Unrealized Losses on Mark-to-Market Contracts	$(50)	$(171)	$(44)	$(77)	$(342)

      Wherever possible, fair values for these contracts were obtained from quoted market sources. For contracts where no quoted market exists, modeling techniques were employed using assumptions reflective of current market rates, yield curves and forward prices as applicable to interpolate certain prices. The effect of using such modeling techniques is not material to Power's financial results.

      PSEG, Power and Energy Holdings

      The following table identifies losses on cash flow hedges that are currently in Accumulated Other Comprehensive Loss, a separate component of equity. Power uses forward sale and purchase contracts, swaps and firm transmission rights (FTRs) contracts to hedge forecasted energy sales from its generation stations and its contracted supply obligations. Power also enters into swaps, options and futures transactions to hedge the price of fuel to meet its fuel purchase requirements for generation. PSEG, Power and Energy Holdings are subject to the risk of fluctuating interest rates in the normal course of business. PSEG's policy is to manage interest rate risk through the use of fixed rate debt, floating rate debt and interest rate derivatives. The table also provides an estimate of the losses that are expected to be reclassified out of OCI and into earnings over the next twelve months.

Cash Flow Hedges Included in OCI
As of September 30, 2004

	Accumulated OCI	Portion Expected to be Reclassified in next 12 months
	(Millions)
Cash Flow Hedges Included in Accumulated OCI
Commodities	$(211)	$(124)
Interest Rates	(69)	(29)
Foreign Currency	—	—

Net Cash Flow Hedge Loss Included in Accumulated OCI	$(280)	$(153)

      Power

      Credit Risk

      Counterparties expose Power to credit losses in the event of non-performance or non-payment. Power has a credit management process which is used to assess, monitor and mitigate counterparty exposure for Power and its subsidiaries. Power's counterparty credit limits are based on a variety of factors, including credit ratings, leverage, liquidity, profitability and risk management capabilities. Power has entered into payment netting agreements or enabling agreements that allow for payment netting with the majority of its large counterparties, which reduce Power's exposure to counterparty risk by providing for the offset of amounts payable to the counterparty against amounts receivable from the counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power and its subsidiaries' financial condition, results of operations or net cash flows. As of September 30, 2004, over 73% of the credit exposure (mark-to-market plus net receivables and payables, less cash collateral) for Power's trading operations was with investment grade counterparties. The majority of the credit exposure with non-investment grade counterparties is with certain companies that supply coal to Power. Therefore, this exposure relates to the risk of a counterparty performing under its obligations rather than payment risk.

      The following table provides information on Power's credit exposure, net of collateral, as of September 30, 2004. Credit exposure, in the table below, is defined as any positive results of netting accounts receivable/accounts payable and the forward value on open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the maturity of a company's credit risk by credit rating of the counterparties.

Schedule of Credit Risk Exposure on Energy Contracts Net Assets
As of September 30, 2004

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
		(Millions)			(Millions)

Investment Grade—External Rating	$286	$58	$258	1	$51
Non-Investment Grade—External Rating	42	9	33	—	—
Investment Grade—No External Rating	6	—	6	—	—
Non-Investment Grade—No External Rating	64	—	64	1	48

Total	$398	$67	$361	2	$99

      The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more collateral than the outstanding exposure, in which case there would not be exposure. As of September 30, 2004, Power's trading operations included over 165 active counterparties.

ITEM 4. CONTROLS AND PROCEDURES

PSEG, PSE&G, Power and Energy Holdings

      Disclosure Controls and Procedures

      PSEG, PSE&G, Power and Energy Holdings have established and maintain disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to each company, including their respective consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer of each company by others within those entities. PSEG, PSE&G, Power and Energy Holdings have established a Disclosure Committee, which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer of each company, to monitor and evaluate these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer of each company have evaluated the effectiveness of the disclosure controls and procedures as of the end of the reporting period and, based on this evaluation, have concluded that the disclosure controls and procedures were effective in providing reasonable assurance during the period covered in these quarterly reports.

      Internal Controls

      During the quarter, PSEG, PSE&G, Power and Energy Holdings conducted testing and enhancement of their respective internal controls over financial reporting to enable PSEG to meet the requirements of the Sarbanes Oxley Act as of December 31, 2004. These ongoing efforts, which required some significant changes to internal controls, and which are subject to audit, have improved the design and operational effectiveness of PSEG's control processes and systems for financial reporting. It should be noted that the design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and provides reasonable assurance that the internal control system will succeed in achieving its stated goals.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Certain information reported under Item 3 of Part I of the 2003 Annual Report on Form 10-K and under Item 1 of Part II of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 is updated below.

      See information on the following proceedings at the pages indicated for PSEG and each of PSE&G, Power and Energy Holdings as noted:

(1)	Page 30. (Power) Motions by Old Dominion Electric Cooperative (ODEC) to reopen proceedings against Power, Docket Nos. EL98-6-001 and EL03-45-000, and lawsuit filed on November 26, 2003 by Power against ODEC, Docket No. 03-5678.
(2)	Page 32. (PSEG, PSE&G and Power) Directive of NJDEP dated September 19, 2003 and additional investigation Notice dated September 15, 2003 by the EPA regarding the Passaic River site. Docket No. EX93060255.
(3)	Page 32. (PSE&G) PSE&G's MGP Remediation Program instituted by NJDEP's Coal Gasification Facility Sites letter dated March 25, 1988.
(4)	Page 37. (PSE&G) Purported class action lawsuit against PSE&G demanding the utility move or shield gas meters located in allegedly dangerous locations, Docket No. GO03080640.
(5)	Page 38. (Energy Holdings) Peru's Internal Revenue Agency's (SUNAT) claim for past due taxes at Luz de Sur (LDS), Resolution No. 0150150000030, dated July 10, 2003.
(6)	Page 82. (PSE&G and Power) Filing of Complaint by Power against the DOE on September 26, 2001 in the U.S. Court of Federal Claims, Docket No. 01-551C seeking damages caused by the DOE's failure to take possession of spent nuclear fuel.
(7)	Page 82. (PSE&G, Power and Energy Holdings) FERC proceeding regarding elimination of regional through and out rates. Midwest Independent System Operator et al., Docket No. EL02-111-000.
(8)	Page 82. (PSE&G, Power and Energy Holdings) FERC proceeding regarding revised generation market power screen, AEP Power Marketing, Inc. et al., Docket Nos. ER96-2495-016 et al., Market Based Rates for public utilities, Docket No. RM04-7-000.
(9)	Page 82. (PSE&G and Power) FERC proceeding regarding affiliate relationships, standards of conduct for transmission providers. Docket No. RM01-10-000.
(10)	Page 85. (PSE&G) PSE&G's Basic Gas Supply Service (BGSS) Commodity filing with the BPU on May 30, 2003, Docket No. EO03050394.
(11)	Page 85. (PSE&G) PSE&G's BGSS Commodity filing with the BPU on May 28, 2004, Docket No. GR04050390.
(12)	Page 85. (PSE&G) PSE&G's Remediation Adjustment Clause filing with the BPU on April 22, 2004, Docket No. GR04040291.
(13)	Page 86. (Energy Holdings) Action filed in the U.S. District Court for the Southern District of Texas alleging price-fixing, predatory pricing and certain common law claims, Docket No. CA No. C-03-249.

ITEM 5. OTHER INFORMATION

      Certain information reported under the 2003 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2003 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. References are to the related pages on the Form 10-K and Form 10-Q as printed and distributed.

Fuel Supply

      Power

      2003 Form 10-K, Page 7 and June 30, 2004 Form 10-Q, Page 79. Power has commitments for approximately 90% and 70% of its anticipated coal requirements for 2005 and 2006, respectively, at prices approximately 13% higher than 2004, which supports its objective to enter into load serving supply contracts and trading positions for at least 75% of its anticipated output over an 18-month to 24-month horizon and to enter into contracts for its fuel supply at comparable volumes. There have recently been some difficulties in the industry with the timely rail transportation of coal, which shippers have attributed to a shortage of available equipment. Power believes that it has sufficient contracts with enforceable contractual rights to meet its anticipated coal needs. However, future disruptions in transportation could potentially impact Power's ability to operate its coal-fired plants and the availability and price of replacement power that it might be necessary for Power to purchase. For additional information, see Note 7. Commitments and Contingent Liabilities of the Notes to Condensed Consolidated Financial Statements.

Nuclear Fuel Disposal

      Power

      2003 Form 10-K, Page 172. In September 2001, Power filed a complaint in the U.S. Court of Federal Claims seeking damages caused by the U.S. Department of Energy (DOE) not taking possession of spent nuclear fuel in 1998. On October 14, 2004, an order to show cause was issued regarding whether the Court has jurisdiction over the matter. PSEG will respond to this order by November 12, 2004. No assurances can be given as to any damage recovery or the ultimate availability of a disposal facility.

Federal Regulation

      Federal Energy Regulatory Commission (FERC)

      PSE&G, Power and Energy Holdings

      2003 Form 10-K, Page 16 and March 31, 2004 Form 10-Q, Page 70 and June 30, 2004 Form 10-Q, Page 79. According to a settlement that FERC approved on March 19, 2004, regional through and out rates (RTORs) between PJM and MISO will continue until December 1, 2004, after which a new regional rate design will take effect for the entire PJM/MISO region. The new regional rate design has not yet been established. There are currently three competing rate design proposals pending with FERC. One of these proposals (the RPP), which is not supported by the majority of stakeholders, would significantly alter the transmission rate design in both PJM and MISO. FERC has not yet indicated whether it would adopt any of these proposals or another rate design. While PSEG, PSE&G and Power cannot predict the outcome of this proceeding at this time, the RPP, if adopted by FERC as proposed, or some other design approved by FERC, could materially adversely impact the financial performance of PSEG, PSE&G and/or Power.

      On April 14, 2004, FERC issued a final order revising its generation market power screen, which it uses to determine if power sellers should be entitled to sell at market-based rates (MBR). FERC's revised screen will be an indicative, rather than decisive tool, and will include two separate analyses:

(a) an uncommitted pivotal supplier analysis and (b) a market share analysis that is to be prepared on a seasonal basis. FERC eliminated an exemption that previously existed for generators in RTOs and Independent System Operators (ISOs) such as PJM and NYISO, and will require all entities that wish to sell at market-based rates to comply with the revised market power screen. On July 8, 2004, FERC clarified that MBR applicants may net their supply against load-following or provider of last resort contracts, such as obligations to supply BGS in New Jersey, within the screens. Also on April 14, 2004, FERC issued a notice that it will commence a pre-rulemaking to analyze the adequacy of its overall process used to consider whether an applicant is entitled to market-based rate authority. Power is scheduled for its next triennial market power review in 2006. Lawrenceburg and Waterford were subject to their triennial market power review in August 2004. At this time, Power believes that the new market power rules as adopted by FERC will not have a material adverse effect on Power's ability to sell at market based rates, although no assurances can be given.

      On April 16, 2004, FERC issued an order on rehearing that revised and clarified the standards of conduct governing the relationship between transmission providers and their energy affiliates that were adopted by FERC in late 2003. The revised rules apply to the relationship between PSE&G, as an electric transmission provider, and (i) wholesale sales or marketing employees of PSE&G; and (ii) employees of Power and certain domestic subsidiaries of Energy Holdings. As of September 22, 2004, PSE&G and the applicable subsidiaries of PSEG are in compliance with FERC's revised standards of conduct, and posted written procedures on its Open Access Same Time Information System for compliance with FERC's standards of conduct.

      On May 1, 2004, Commonwealth Edison Company joined PJM. On June 17, 2004, FERC issued two orders to allow the operating affiliates of American Electric Power Service Corporation to transfer transmission facilities in Virginia to PJM's control and allowing AEP's Kentucky operating company to join PJM. AEP joined PJM effective October 1, 2004. In addition, FERC has conditionally approved Virginia Power's application to join PJM.

      On September 16, 2004, FERC issued a notice of proposed rulemaking for the purpose of considering standard accounting and financial reporting rules for RTOs, ISOs and transmission owners within RTOs or ISOs. The proposed rule generally focuses on ensuring consistency in the reporting of costs by RTOs, ISOs and transmission owners within RTOs and ISOs. PSE&G, Power and Energy Holdings cannot predict the impact, if any, that these proceedings will have on their respective businesses.

      On October 6, 2004, FERC issued a Notice of Proposed Rulemaking that, if adopted, would require entities with market-based rate authority to report to FERC within thirty days any changes in circumstances that FERC relied upon in granting market-based rate authority, and would require FERC to reevaluate market-based rate status following such an update. The rule also would specify the types of events that FERC believes would warrant a notice, including certain changes in ownership or affiliation with entities that own or control generation or transmission facilities or have a franchised service territory. FERC indicated that it also is interested in considering whether changes in tolling arrangements or marketing arrangements should trigger this notice requirement. PSE&G, Power and Energy Holdings cannot predict the impact, if any, that these proceedings will have on their respective businesses.

Nuclear Regulatory Commission (NRC)

      PSEG and Power

      2003 Form 10-K, Page 18, March 31, 2004 Form 10-Q, Page 71 and June 30, 2004 Form 10-Q, Page 80. In 2002, the NRC issued a bulletin requiring that all operators of pressurized water reactor (PWR) nuclear units submit certain information related to potential degradation of reactor vessel heads. In 2003, the NRC issued an order to all operators of PWR units concerning reactor vessel head inspections. The order confirms the previous bulletin's requirements and adds more intrusive and frequent future inspections, which apply to Salem 1 and 2. In September 2002, Nuclear provided the requested information for Salem to the NRC, and performed inspections in accordance with the NRC order for Salem 1 and 2 during 2004 and 2003, respectively. The reactor heads were determined to be satisfactory for continued safe operation. Nuclear plans to replace Salem 1 and 2 reactor heads in 2005 as a preventive maintenance measure.

      Also in 2003, the NRC issued a bulletin requiring that all operators of PWR nuclear units also perform inspections of the reactor vessel lower head, due to leakage observed at another nuclear unit not owned by Power. Bare metal visual examinations were completed during Salem 2's October 2003 outage and Salem 1's April 2004 outage, and no degradation was observed. Nuclear's Hope Creek nuclear unit and Peach Bottom 2 and 3 are unaffected by either of these bulletins as they are boiling water reactor nuclear units. Power cannot predict what other actions the NRC may take on this issue.

      On January 28, 2004, the NRC issued a letter requesting Power to conduct a review of its Salem and Hope Creek facilities to assess the workplace environment for raising and addressing safety issues. Power responded to the letter on February 28, 2004 and had independent assessments of the work environment at both facilities performed. The results of these assessments were provided to the NRC in May 2004. The assessments concluded that Salem and Hope Creek were safe for continued operations, but also identified issues that needed to be addressed. At an NRC public meeting on June 16, 2004, PSEG outlined its action plan to address these issues, which focused on a safety conscious work environment, the corrective action program and work management. A letter documenting these plans and commitments was sent to the NRC on June 25, 2004. On July 30, 2004, the NRC provided a letter to PSEG indicating that it had completed its review. The letter indicates that the NRC has not identified any safety violations and that it appears that the PSEG action plan will address the key findings of both the NRC and PSEG assessments. On August 30, 2004, the NRC provided Power with its mid-cycle performance reviews of Salem and Hope Creek, which detailed the NRC's plan for enhanced oversight related to the work environment. The letter indicates the NRC plans to continue with this heightened oversight until Power has concluded that substantial, sustainable progress has been made, and the NRC has completed a review that confirms Power's conclusions. Under the NRC oversight program, among other things, Power will provide the NRC with a report of its progress at public meetings in December 2004 and in 2005, and will publish metrics to demonstrate performance commencing in the fourth quarter of 2004. The first quarterly performance metrics were published on October 29, 2004. A public meeting will be held with the NRC in early December 2004 to discuss the progress of Power's actions to resolve the identified issues.

      In 2004, Power has increased the scope of outages at Salem and Hope Creek to make equipment modifications for this purpose. Such outages have increased capital and operating costs and have required PSEG to purchase capacity and energy to meet its supply obligations. Power's ongoing capital expenditure program for its share of the Salem, Hope Creek and Peach Bottom facilities includes approximately $640 million for 2005 through 2009 to improve operations and complete power uprates.

      In October 2004, Power's Hope Creek nuclear generation facility transitioned to a planned refueling outage following the unit's shutdown on October 10, 2004 due to a steam pipe failure. The outage is expected to be completed in mid-December. Power sent a letter to the NRC outlining actions that will be completed prior to the resumption of service. Power's preliminary investigation revealed equipment and personnel performance issues. The NRC is also investigating the event. The NRC has also indicated, in a letter to Power, that it intends to publish the preliminary results of its investigation and to conduct a public meeting to review Power's actions and the NRC's findings. The meeting is expected to be held in late November 2004.

State Regulation

      PSE&G and Power

      Basic Gas Supply Service (BGSS) Filing

      2003 Form 10-K, Page 21 and March 31, 2004 Form 10-Q, Page 72 and June 30, 2004 Form 10-Q, Page 81. On April 9, 2004, PSE&G received the ALJ's Initial Decision on the two remaining issues from the 2003/2004 BGSS Commodity Charge Proceeding, filed on May 30, 2003. Under the ALJ's Initial Decision, the Partial Settlement executed and submitted by the parties was approved. Moreover, under the Initial Decision, the New Jersey RatePayer Advocate's (RPA) proposal to return pipeline refunds previously received by Power in September and November 2002 and the deferred cost balance as of May 1, 2002 retained by Power to commercial and industrial (C&I) customers was rejected. On August 18, 2004, the BPU approved a stipulation authorizing a refund of approximately $6 million from Power to C&I customers in the month of September 2004 and gave final approval to the Partial Settlement.

      On May 28, 2004, PSE&G filed its 2004/2005 BGSS commodity charge filing, requesting an increase in its BGSS commodity charges to its residential gas customers of approximately $47 million in annual revenues effective October 1, 2004 or approximately 3% for the class average residential heating customer. A provisional settlement was approved by the BPU on October 5, 2004. Under the settlement, PSE&G's filed BGSS rates became effective on October 5, 2004 on a provisional basis, subject to refund with interest. The BPU also ordered that the PSE&G's filing be transferred to the Office of Administrative Law (OAL) for a full review and an Initial Decision.

      PSE&G

      Remediation Adjustment Clause (RAC) Filing

      2003 Form 10-K, Page 21, March 31, 2004 Form 10-Q, Page 72 and June 30, 2004 Form 10-Q, Page 81. On April 22, 2004, PSE&G filed its RAC-11 filing with the New Jersey Board of Public Utilities (BPU) to recover $36 million of remediation program expenditures for the period from August 1, 2002 through July 31, 2003. Public hearings were held in July 2004. On September 10, 2004, the Administrative Law Judge (ALJ) issued an initial decision recommending approval of the settlement reached between all parties, allowing PSE&G to recover approximately $0.4 million annually. On October 5, 2004, the BPU issued a Final Decision and Order approving, in its entirety, the ALJ's Initial Decision recommending acceptance of the settlement.

      Customer Account Services (CAS) Cost Recovery Mechanism

      June 30, 2004 Form 10-Q, Page 79. On July 1, 2004, PSE&G filed a petition before the BPU to implement the CAS Cost Recovery Mechanism for both the electric and gas operations. The request petitions the BPU for the approval to recover $4 million of CAS costs and accumulated interest resulting from implementing PSE&G's dual billing for its delivery costs and for the third-party suppliers' commodity charges as a result of customer migration from PSE&G. On September 21, 2004, the case was transferred to the OAL as a contested case.

International Regulation

      Energy Holdings

      Chile

      Distribution companies in Chile, including Chilquinta Energia S.A. (Chilquinta) and Sociedad Austral de Electricidad S.A. (SAESA), are subject to rate regulation by the Comision Nacional de Energia (CNE), a national governmental regulatory authority. The Chilean regulatory framework has been in existence since 1982, with rates set every four years. Chilquinta and SAESA expect to receive final outcomes of their respective regularly scheduled base rate cases in November 2004, which are expected to result in a modest decrease in revenues.

Other

      PSEG, PSE&G, Power and Energy Holdings

      American Jobs Creation Act

      On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 which provides a phased-in special deduction associated with pre-tax income from certain of PSEG's businesses, including Power's and Global's pre-tax income from domestic generation projects. This special deduction is 3% of qualifying income for years 2004 and 2005, 6% in years 2006 through 2009 and 9% thereafter. This law is also expected to provide energy tax credits for certain renewable energy projects, including two projects at Global. This law also provides a one-year window to repatriate earnings from foreign investments and claim a special 85% dividends received tax deduction on such distributions. As of September 30, 2004, Global had approximately $175 million of cash invested off-shore. PSEG, PSE&G, Power and Energy Holdings are currently evaluating the impacts of this law, which could have a material impact on their financial condition, results of operations and cash flows.

      Power

      PJM Discussions

      In September 2004, Power filed notice with PJM that it is considering the retirement of seven generating units in New Jersey, effective December 7, 2004, due to concerns about whether the units were economically viable under the current market structure. The units being considered for retirement are Sewaren 1, 2, 3 and 4 , Kearny 7 and 8 and Hudson 1. These sites have other electric generating units that will remain in operation. The units have a combined installed capacity of 1,132 MW and a combined book value of $23 million. In response to Power's filed notice, PJM identified certain system reliability concerns associated with the retirements and said it would initiate meetings with Power on these and other issues designed to address these concerns including the compensation necessary to retain the generating units. In October 2004, the PJM Members Committee voted to direct PJM to file with FERC on November 2, 2004 for authority to recover, within transmission rates, the cost of keeping generators that wish to retire, but that are necessary for reliability, in service. Power believes that this matter will be resolved successfully, however no assurances can be given.

      Energy Holdings

      Texas

      2003 Form 10-K, Page 41 and June 30, 2004 Form 10-Q, Page 82. On July 7, 2003, Texas Commercial Energy LLC (TCE) filed suit against power generators, qualified scheduling entities and affiliated retail electric providers, as well as the Electric Reliability Council of Texas (ERCOT) in its function as the ISO for the Texas energy market. The action filed in the U.S. District Court for the Southern District of Texas alleges price-fixing, predatory pricing and certain common law claims. APX Inc., a named defendant, acted as agent and submitted bids on behalf of TIE as well as several other generators in the ERCOT balancing energy market. APX Inc. has submitted a demand for indemnification from TIE. On February 3, 2004, TCE amended its complaint and named TIE generating subsidiaries, Guadalupe Power Partners LP and Odessa Ector Power Partners, L.P. and others as additional defendants. In July 2004, TCE filed a Notice of Appeal. The appellant must file its brief by November 10, 2004. The appellees, including the TIE defendants expect to file a reply within 30 to 60 days thereafter. TIE believes there are valid defenses to these claims and they will be vigorously asserted. In June 2004, the District Court granted defendants' motion to dismiss.

      India

      PPN Power Generating Company Limited (PPN)

      2003 Form 10-K, Page 52 and March 31, 2004 Form 10-Q, Page 49 and June 30, 2004 Form 10-Q, Page 83. Global's investment in India, PPN, sells its output under a long-term Power Purchase Agreement (PPA) with the Tamil Nadu Electricity Board (TNEB). TNEB has not made full payment to PPN for the purchase of energy under the PPA and the total receivable as of September 30, 2004 was approximately $108 million. The project ran on a limited basis during the second quarter of 2004, primarily due to the high cost of naphtha fuel. The past due receivable as of September 30, 2004 was approximately $101 million, of which Global's share is approximately $7 million, net of a $13 million reserve. If TNEB continues to fail to make required payments under the PPA, PPN may have further liquidity problems. On March 26, 2004, PSEG and one of its partners in PPN, El Paso Energy Company, filed a notice of arbitration on behalf of PPN against TNEB under the arbitration clause of the PPA, which allows that the minority shareholders may protect the contractual rights of PPN where

PPN has failed to exercise those rights itself. In response, PPN filed an injunction against the arbitration clause. Global successfully appealed the injunction. An adverse outcome to the continuing negotiations or arbitration with TNEB could potentially result in an impairment of this investment, which could be material to PSEG's and Energy Holdings' respective results of operations. Global expects that a final determination will be made by Indian authorities later in 2004, regarding the capital cost of the project that may affect the tariff that PPN charges TNEB. The cost of PPN's output may decrease as early as 2006 due to an anticipated switch from naphtha fuel to natural gas at the facility. As of September 30, 2004, Global's total investment in PPN was approximately $38 million.

      Poland

      ELCHO

      2003 Form 10-K, Page 53 and June 30, 2004 Form 10-Q, Page 83. Global has an 89% ownership interest in ELCHO, which owns a combined power generation and thermal energy plant in Poland. ELCHO has a contract with a local distribution company for the delivery of steam to the town of Chorzow, Poland, which represents approximately 20% of ELCHO's business. The local distribution company is under bankruptcy protection. The bankruptcy of this customer caused a default under ELCHO's bank agreements, which are non-recourse to Global and Energy Holdings. A waiver has been obtained which Global will seek to extend, as appropriate. Although Global believes that the receivable will be recoverable and that there will not be a material adverse impact on its financial position, results or cash flows as a result of this matter, no assurances can be given.

      ELCHO has a 20-year PPA with the Polish government's power grid company. The Polish government has embarked on a process with the intention of terminating all of the more than 30 long-term PPAs it has with energy suppliers. The Polish government has expressed its intention to compensate each entity whose contract is terminated with monies raised by the government by securitizing a charge that will be passed on to ratepayers. In 2003, the Polish government informally proposed compensation that Global does not believe to be adequate. Global has been holding discussions with the Polish government with the objective of ensuring that any settlement is financially neutral to ELCHO. Recent discussions between the Polish government and Global have resulted in improved compensation proposals to cover debt service and related costs. Inadequate compensation could lead to lower future revenues and earnings and could have a material adverse impact on Global's financial position, results of operations or cash flows, although no assurances can be given.

      Energy Holdings

      TIE has entered into bilateral power sale agreements totaling approximately 75% of its on-peak capacity for the fourth quarter of 2004. The majority of these transactions were entered into through an asset management agreement, which is used to access the spot market more effectively. In October 2004, TIE experienced two forced outage events, which has reduced their available capacity by approximately 500 MW. The outages are expected to last until approximately December 2004 and the estimated financial impact in repair costs and lost margins to Global is approximately $5 million to $10 million during the fourth quarter of 2004.

ITEM 6. EXHIBITS

A listing of exhibits being filed with this document is as follows:

      a. PSEG:

Exhibit 12: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.1: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.1: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      b. PSE&G:

Exhibit 12.1: Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.2: Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

Exhibit 31.2: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.3: Certification by Robert E. Busch Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.2: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.3: Certification by Robert E. Busch Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      c. Power:

Exhibit 12.3: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.4: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.5: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.4: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.5: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

      d. Energy Holdings:

Exhibit 12.4: Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.6: Certification by E. James Ferland Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 31.7: Certification by Thomas M. O'Flynn Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit 32.6: Certification by E. James Ferland Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.7: Certification by Thomas M. O'Flynn Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2004

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2004

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG POWER LLC (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2004

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

PSEG ENERGY HOLDINGS LLC (Registrant)

By: /s/ PATRICIA A. RADO Patricia A. Rado Vice President and Controller (Principal Accounting Officer)

Date: October 29, 2004