Form 10-Q
period 2011-03-31
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2011-05-05
CIK 81033, 788784, 1158659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 15, 2011, Public Service Enterprise Group Incorporated had outstanding 505,904,733 shares of its sole class of Common Stock, without par value.

As of April 15, 2011, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1. Financial Statements—Note 8. Commitments and Contingent Liabilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other factors discussed in filings we make with the U.S. Securities and Exchange Commission (SEC). These factors include, but are not limited to:

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

•

changes in nuclear regulation and/or general developments in the nuclear power industry, including various impacts from any accidents or incidents experienced at our facilities or by others in the industry, that could limit operations of our nuclear generating units,

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and trading risks,

•	any deterioration in our credit quality or the credit quality of our counterparties,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	adverse changes in the demand for or price of the capacity and energy that we sell into wholesale electricity markets,

•	increase in competition in energy markets in which we compete,

•	challenges associated with retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in discount rates and funding requirements, and

•	changes in technology and customer usage patterns.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
OPERATING REVENUES	$3,354	$3,573
OPERATING EXPENSES
Energy Costs	1,563	1,688
Operation and Maintenance	651	670
Depreciation and Amortization	241	227
Taxes Other Than Income Taxes	43	42

Total Operating Expenses	2,498	2,627

OPERATING INCOME	856	946
Income from Equity Method Investments	3	3
Other Income	76	43
Other Deductions	(13)	(16)
Other-Than-Temporary Impairments	(4)	(1)
Interest Expense	(127)	(116)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	791	859
Income Tax (Expense) Benefit	(329)	(361)

INCOME FROM CONTINUING OPERATIONS	462	498
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of ($36) and $5, for the periods ended 2011 and 2010, respectively	64	(7)

NET INCOME	$526	$491

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,979	505,950

DILUTED	507,132	507,147

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.91	$0.99

NET INCOME	$1.04	$0.97

DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.91	$0.99

NET INCOME	$1.04	$0.97

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3425	$0.3425

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$900	$280
Accounts Receivable, net of allowances of $65 and $68 in 2011 and 2010, respectively	1,419	1,387
Tax Receivable	248	689
Unbilled Revenues	296	400
Fuel	376	666
Materials and Supplies, net	365	359
Prepayments	102	204
Derivative Contracts	174	182
Assets of Discontinued Operations	293	564
Deferred Income Taxes	80	43
Regulatory Assets	100	155
Other	113	122

Total Current Assets	4,466	5,051

PROPERTY, PLANT AND EQUIPMENT	23,698	23,272
Less: Accumulated Depreciation and Amortization	(7,050)	(6,882)

Net Property, Plant and Equipment	16,648	16,390

NONCURRENT ASSETS
Regulatory Assets	3,590	3,736
Regulatory Assets of Variable Interest Entities (VIEs)	1,080	1,128
Long-Term Investments	1,630	1,623
Nuclear Decommissioning Trust (NDT) Funds	1,366	1,363
Other Special Funds	164	160
Goodwill	16	16
Other Intangibles	135	136
Derivative Contracts	50	79
Restricted Cash of VIEs	21	21
Other	204	206

Total Noncurrent Assets	8,256	8,468

TOTAL ASSETS	$29,370	$29,909

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$981	$915
Securitization Debt of VIEs Due Within One Year	209	206
Commercial Paper and Loans	21	64
Accounts Payable	1,067	1,176
Derivative Contracts	64	103
Accrued Interest	153	108
Accrued Taxes	102	49
Clean Energy Program	211	195
Obligation to Return Cash Collateral	106	104
Regulatory Liabilities	166	174
Liabilities of Discontinued Operations	45	72
Other	358	319

Total Current Liabilities	3,483	3,485

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,000	5,129
Regulatory Liabilities	265	285
Regulatory Liabilities of VIEs	9	8
Asset Retirement Obligations	467	461
Other Postretirement Benefit (OPEB) Costs	956	967
Accrued Pension Costs	373	788
Clean Energy Program	174	235
Environmental Costs	659	669
Derivative Contracts	25	22
Long-Term Accrued Taxes	221	248
Other	82	152

Total Noncurrent Liabilities	8,231	8,964

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,762	6,834
Securitization Debt of VIEs	890	939
Project Level, Non-Recourse Debt	45	46

Total Long-Term Debt	7,697	7,819

STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2011 and 2010—533,556,660 shares	4,813	4,807
Treasury Stock, at cost, 2011—27,651,927 shares; 2010—27,582,437 shares	(597)	(593)
Retained Earnings	5,928	5,575
Accumulated Other Comprehensive Loss	(187)	(156)

Total Common Stockholders’ Equity	9,957	9,633
Noncontrolling Interest	2	8

Total Stockholders’ Equity	9,959	9,641

Total Capitalization	17,656	17,460

TOTAL LIABILITIES AND CAPITALIZATION	$29,370	$29,909

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$526	$491
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(81)	0
Depreciation and Amortization	245	232
Amortization of Nuclear Fuel	39	34
Provision for Deferred Income Taxes (Other than Leases) and ITC	(152)	41
Non-Cash Employee Benefit Plan Costs	53	78
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(11)	(114)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	8	(112)
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	31	8
Over (Under) Recovery of Societal Benefits Charge (SBC)	23	30
Cost of Removal	(13)	(19)
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(60)	(24)
Net Change in Tax Receivable	441	0
Net Change in Certain Current Assets and Liabilities	455	727
Employee Benefit Plan Funding and Related Payments	(446)	(276)
Other	(16)	(24)

Net Cash Provided By (Used In) Operating Activities	1,042	1,072

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(497)	(427)
Proceeds from Sale of Discontinued Operations	351	0
Proceeds from the Sale of Capital Leases and Investments	0	106
Proceeds from Sales of Available-for-Sale Securities	315	181
Investments in Available-for-Sale Securities	(331)	(189)
Other	7	11

Net Cash Provided By (Used In) Investing Activities	(155)	(318)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(43)	(530)
Issuance of Long-Term Debt	0	344
Redemption of Long-Term Debt	0	(300)
Repayment of Non-Recourse Debt	(1)	(1)
Redemption of Securitization Debt	(46)	(44)
Cash Dividends Paid on Common Stock	(173)	(173)
Redemption of Preferred Securities	0	(80)
Other	(4)	(8)

Net Cash Provided By (Used In) Financing Activities	(267)	(792)

Net Increase (Decrease) in Cash and Cash Equivalents	620	(38)
Cash and Cash Equivalents at Beginning of Period	280	350

Cash and Cash Equivalents at End of Period	$900	$312

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$8	$24
Interest Paid, Net of Amounts Capitalized	$85	$79

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
OPERATING REVENUES	$1,967	$2,196
OPERATING EXPENSES
Energy Costs	1,135	1,251
Operation and Maintenance	277	251
Depreciation and Amortization	54	43

Total Operating Expenses	1,466	1,545

OPERATING INCOME	501	651
Other Income	70	39
Other Deductions	(12)	(14)
Other-Than-Temporary Impairments	(2)	(1)
Interest Expense	(51)	(40)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	506	635
Income Tax (Expense) Benefit	(208)	(264)

INCOME FROM CONTINUING OPERATIONS	298	371
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of ($36) and $5 for the periods ended 2011 and 2010, respectively	64	(7)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$362	$364

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10	$11
Accounts Receivable	424	511
Accounts Receivable—Affiliated Companies, net	250	782
Short-Term Loan to Affiliate	1,324	398
Fuel	376	666
Materials and Supplies, net	271	269
Derivative Contracts	156	163
Prepayments	54	80
Assets of Discontinued Operations	293	564

Total Current Assets	3,158	3,444

PROPERTY, PLANT AND EQUIPMENT	8,763	8,643
Less: Accumulated Depreciation and Amortization	(2,394)	(2,301)

Net Property, Plant and Equipment	6,369	6,342

NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Funds	1,366	1,363
Goodwill	16	16
Other Intangibles	136	130
Other Special Funds	32	32
Derivative Contracts	32	42
Long-Term Accrued Taxes	16	16
Other	67	67

Total Noncurrent Assets	1,665	1,666

TOTAL ASSETS	$11,192	$11,452

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$716	$650
Accounts Payable	601	643
Derivative Contracts	53	91
Deferred Income Taxes	35	64
Accrued Interest	83	40
Liabilities of Discontinued Operations	45	72
Other	78	91

Total Current Liabilities	1,611	1,651

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,018	1,146
Asset Retirement Obligations	245	242
Other Postretirement Benefit (OPEB) Costs	154	151
Derivative Contracts	25	22
Accrued Pension Costs	129	253
Environmental Costs	51	51
Other	38	104

Total Noncurrent Liabilities	1,660	1,969

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,740	2,805

MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,267	4,080
Accumulated Other Comprehensive Loss	(128)	(95)

Total Member’s Equity	5,181	5,027

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,192	$11,452

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$362	$364
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(81)	0
Depreciation and Amortization	58	48
Amortization of Nuclear Fuel	39	34
Provision for Deferred Income Taxes and ITC	(139)	38
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	8	(112)
Non-Cash Employee Benefit Plan Costs	13	17
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(60)	(24)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	286	315
Margin Deposit	(23)	54
Accounts Receivable	145	(21)
Accounts Payable	(126)	5
Accounts Receivable/Payable-Affiliated Companies, net	500	295
Accrued Interest Payable	43	37
Other Current Assets and Liabilities	15	(29)
Employee Benefit Plan Funding and Related Payments	(124)	(78)
Other	(13)	5

Net Cash Provided By (Used In) Operating Activities	903	948

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(155)	(174)
Proceeds from Sale of Discontinued Operations	351	0
Proceeds from Sales of Available-for-Sale Securities	315	181
Investments in Available-for-Sale Securities	(331)	(189)
Short-Term Loan—Affiliated Company, net	(926)	(509)
Other	17	17

Net Cash Provided By (Used In) Investing Activities	(729)	(674)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	0	44
Cash Dividend Paid	(175)	(175)
Short-Term Loan—Affiliated Company, net	0	(194)

Net Cash Provided By (Used In) Financing Activities	(175)	(325)

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	(51)
Cash and Cash Equivalents at Beginning of Period	11	64

Cash and Cash Equivalents at End of Period	$10	$13

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$9	$40
Interest Paid, Net of Amounts Capitalized	$10	$13

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
OPERATING REVENUES	$2,306	$2,444
OPERATING EXPENSES
Energy Costs	1,366	1,540
Operation and Maintenance	368	414
Depreciation and Amortization	179	177
Taxes Other Than Income Taxes	43	42

Total Operating Expenses	1,956	2,173

OPERATING INCOME	350	271
Other Income	5	5
Other Deductions	(1)	(1)
Other-Than-Temporary Impairments	(1)	0
Interest Expense	(79)	(77)

INCOME BEFORE INCOME TAXES	274	198
Income Tax (Expense) Benefit	(111)	(80)

NET INCOME	163	118
Preferred Stock Dividends	0	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$163	$117

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$28	$245
Accounts Receivable, net of allowances of $65 in 2011 and $67 in 2010, respectively	983	832
Unbilled Revenues	296	400
Materials and Supplies	93	90
Prepayments	38	117
Regulatory Assets	100	155
Other	30	19

Total Current Assets	1,568	1,858

PROPERTY, PLANT AND EQUIPMENT	14,363	14,068
Less: Accumulated Depreciation and Amortization	(4,393)	(4,326)

Net Property, Plant and Equipment	9,970	9,742

NONCURRENT ASSETS
Regulatory Assets	3,590	3,736
Regulatory Assets of VIEs	1,080	1,128
Long-Term Investments	240	230
Other Special Funds	54	54
Derivative Contracts	6	17
Restricted Cash of VIEs	21	21
Other	87	87

Total Noncurrent Assets	5,078	5,273

TOTAL ASSETS	$16,616	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$264	$264
Securitization Debt of VIEs Due Within One Year	209	206
Commercial Paper and Loans	21	0
Accounts Payable	358	406
Accounts Payable—Affiliated Companies, net	19	85
Accrued Interest	67	65
Clean Energy Program	211	195
Derivative Contracts	11	12
Deferred Income Taxes	14	19
Obligation to Return Cash Collateral	106	104
Regulatory Liabilities	166	174
Other	316	229

Total Current Liabilities	1,762	1,759

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,134	3,127
Other Postretirement Benefit (OPEB) Costs	755	770
Accrued Pension Costs	128	377
Regulatory Liabilities	265	285
Regulatory Liabilities of VIEs	9	8
Clean Energy Program	174	235
Environmental Costs	608	617
Asset Retirement Obligations	218	216
Long-Term Accrued Taxes	44	74
Other	21	23

Total Noncurrent Liabilities	5,356	5,732

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	4,020	4,019
Securitization Debt of VIEs	890	939

Total Long-Term Debt	4,910	4,958

STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2011 and 2010—132,450,344 shares	892	892
Contributed Capital	420	420
Basis Adjustment	986	986
Retained Earnings	2,289	2,126
Accumulated Other Comprehensive Income	1	0

Total Stockholder’s Equity	4,588	4,424

Total Capitalization	9,498	9,382

TOTAL LIABILITIES AND CAPITALIZATION	$16,616	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$163	$118
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	179	177
Provision for Deferred Income Taxes and ITC	(8)	4
Non-Cash Employee Benefit Plan Costs	35	54
Cost of Removal	(13)	(19)
Market Transition Charge (MTC) Refund	(15)	0
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	31	8
Over (Under) Recovery of SBC	23	30
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(47)	(98)
Materials and Supplies	(3)	(10)
Prepayments	79	65
Accounts Receivable/Payable-Affiliated Companies, net	(33)	(77)
Other Current Assets and Liabilities	40	94
Employee Benefit Plan Funding and Related Payments	(276)	(168)
Other	2	(18)

Net Cash Provided By (Used In) Operating Activities	157	160

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(339)	(217)
Solar Loan Investments	(10)	(6)
Other	0	(2)

Net Cash Provided By (Used In) Investing Activities	(349)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	21	0
Issuance of Long-Term Debt	0	300
Redemption of Long-Term Debt	0	(300)
Redemption of Securitization Debt	(46)	(44)
Redemption of Preferred Securities	0	(80)
Deferred Issuance Costs	0	(4)
Cash Dividend on Preferred Stock	0	(1)

Net Cash Provided By (Used In) Financing Activities	(25)	(129)

Net Increase (Decrease) In Cash and Cash Equivalents	(217)	(194)
Cash and Cash Equivalents at Beginning of Period	245	240

Cash and Cash Equivalents at End of Period	$28	$46

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$0	$(3)
Interest Paid, Net of Amounts Capitalized	$74	$66

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

•

PSEG Energy Holdings L.L.C. (Energy Holdings)—which has invested in leveraged leases and owns and operates primarily domestic projects engaged in the generation of energy through its direct wholly owned subsidiaries. Certain Energy Holdings’ subsidiaries are subject to regulation by FERC and the states in which they operate. Energy Holdings is also investing in solar generation projects and exploring opportunities for other investments in renewable generation.

•	PSEG Services Corporation (Services)—which provides management and administrative and general services to PSEG and its subsidiaries.

Basis of Presentation

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

In January 2011, Power reached an agreement to sell its two generating facilities located in Texas. As a result, amounts related to these plants have been reclassified as Discontinued Operations in the financial statements. See Note 4. Discontinued Operations and Dispositions for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Recent Accounting Standards

New Standard Adopted during 2011

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

We adopted this standard, prospectively effective January 1, 2011, for new and significantly modified revenue arrangements. Upon adoption, there was no material impact on our financial statements and we do not anticipate any changes to the pattern or general timing of revenue recognition for our significant units of account in future periods.

Note 3. Variable Interest Entities (VIEs)

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

PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of March 31, 2011 and December 31, 2010. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding and Transition Funding II during the first quarter of 2011 or in 2010. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding and Transition Funding II.

Note 4. Discontinued Operations and Dispositions

Discontinued Operations

Power

In January 2011, Power reached agreements to sell its two 1,000 MW combined-cycle generating facilities located in Texas. The plants are being sold in two separate transactions aggregating approximately $687 million. The sale of the Guadalupe facility closed in March 2011 for proceeds of $351 million, resulting in an after-tax gain of $53 million. The sale of the Odessa facility is expected to be closed in the second quarter of 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG Texas’ operating results for the three months ended March 31, 2011 and 2010, which were reclassified to Discontinued Operations, are summarized below:

	Three Months Ended March 31,
	2011	2010
	Millions
Operating Revenues	$63	$107
Income (Loss) Before Income Taxes	$18	$(12)
Net Income (Loss)	$11	$(7)

The carrying amounts of PSEG Texas’ assets and liabilities as of March 31, 2011 and December 31, 2010 are summarized in the following table:

	As of March 31,	As of December 31,
	2011	2010
	Millions
Current Assets	$12	$28
Noncurrent Assets	281	536

Total Assets of Discontinued Operations	$293	$564

Current Liabilities	$11	$28
Noncurrent Liabilities	34	44

Total Liabilities of Discontinued Operations	$45	$72

Dispositions

Leveraged Leases

During the first quarter of 2010, Energy Holdings sold its interest in two leveraged leases, including one international lease for which the IRS has indicated its intention to disallow certain tax deductions taken in prior years.

Three Months Ended March 31,
2010
Millions
Proceeds from Sales	$106
Gain on Sales, after-tax	$8

Proceeds from the sales of the international leases were used to reduce the tax exposure related to these lease investments. For additional information see Note 8. Commitments and Contingent Liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Financing Receivables

PSE&G

PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout our electric service area. The loans are generally paid back with Solar Renewable Energy Certificates (SRECS) generated from the installed solar electric systems. The following table reflects the outstanding short and long-term loans by class of customer, none of which would be considered “non-performing.”

Credit Risk Profile Based on Payment Activity	As of	As of
	March 31,	December 31,
Consumer Loans	2011	2010
	Millions
Performing
Commercial/Industrial	$71	$62
Residential	5	4

	$76	$66

Energy Holdings

Energy Holdings has investments in domestic energy and real estate assets subject to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables by Energy Holdings on its equity investments over the lease terms plus the estimated residual values at end of lease term, and are reduced for any income on the leases not yet earned. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Taxes on PSEG’s Condensed Consolidated Balance Sheets. The table below shows Energy Holdings’ gross and net lease investment as of March 31, 2011 and December 31, 2010, respectively.

	As of March 31,	As of December 31,
	2011	2010
	Millions
Lease receivables (net of non-recourse debt)	$893	$896
Estimated residual value of leased assets	891	905

	1,784	1,801
Unearned and deferred income	(534)	(546)

Gross investments in leases	1,250	1,255
Deferred tax liabilities	(896)	(899)

Net investments in leases	$354	$356

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. “Not Rated” counterparties relate to investments in leases of commercial real estate properties.

	Lease Receivables, Net of Non-Recourse Debt
	As of March 31,	As of December 31,
Counterparties’ Credit Rating (S&P)	2011	2010
	Millions
AAA - AA	$21	$21
A	110	112
BBB - BB	316	316
B	300	430
CC	129	0
Not Rated	17	17

	$893	$896

The “B” and “CC” ratings above represent lease receivables underlying coal, gas and oil fired assets in Illinois, New York and Pennsylvania. As of March 31, 2011, the gross investment in the leases of such assets, net of non-recourse debt, was $816 million ($144 million, net of deferred taxes). A more detailed description of such assets under lease is as follows:

Asset	Location	Gross Investment (Millions)	% Owned	Total (MW)	Fuel Type	Counterparty
Powerton Station Units 5 and 6	IL	$135	64%	1,538	Coal	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Edison Mission Energy
Danskammer Station Units 3 and 4	NY	$71	100%	370	Coal	Dynegy
Roseton Station Units 1 and 2	NY	$199	100%	1,200	Gas/Oil	Dynegy
Keystone Station Units 1 and 2	PA	$110	17%	1,711	Coal	GenOn REMA Services LLC
Conemaugh Station Units 1 and 2	PA	$111	17%	1,711	Coal	GenOn REMA Services LLC
Shawville Station Units 1, 2, 3 and 4	PA	$106	100%	603	Coal	GenOn REMA Services LLC

The credit exposure to the lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverage ratios are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn or degradation in operating performance of the leased assets. In the event of a default in any of the lease transactions, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and also be required to pay significant cash tax liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The counterparty with the “CC” credit rating noted above is Dynegy Inc (Dynegy). In March 2011, S&P downgraded Dynegy from “B” to “CC” following Dynegy’s issuance of its annual report. In that report, Dynegy’s independent auditors noted in their opinion on the financial statements that there was substantial doubt about Dynegy’s ability to continue as a going concern.

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

Note 6. Available-for-Sale Securities

Nuclear Decommissioning Trust (NDT) Funds

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

Power classifies investments in the NDT funds as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT funds:

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$504	$198	$(3)	$699

Debt Securities
Government Obligations	294	6	(4)	296
Other Debt Securities	254	9	(2)	261

Total Debt Securities	548	15	(6)	557
Other Securities	110	0	0	110

Total Available-for-Sale Securities	$1,162	$213	$(9)	$1,366

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$525	$213	$(3)	$735

Debt Securities
Government Obligations	301	6	(4)	303
Other Debt Securities	247	10	(2)	255

Total Debt Securities	548	16	(6)	558
Other Securities	70	0	0	70

Total Available-for-Sale Securities	$1,143	$229	$(9)	$1,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the NDT funds that have been in an unrealized loss position for less than and greater than 12 months:

	As of March 31, 2011				As of December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$43	$(3)	$0	$0	$55	$(3)	$0	$0

Debt Securities
Government Obligations (B)	117	(4)	2	0	106	(4)	1	0
Other Debt Securities (C)	73	(1)	5	(1)	65	(1)	8	(1)

Total Debt Securities	190	(5)	7	(1)	171	(5)	9	(1)

Total Available-for-Sale Securities	$233	$(8)	$7	$(1)	$226	$(8)	$9	$(1)

(A)	Equity Securities—Investments in marketable equity securities within the NDT funds are primarily investments in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over one hundred companies with limited impairment durations and a severity that is generally less than fifteen percent of cost. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2011.

(B)	Debt Securities (Government)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2011.

(C)	Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily with investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2011.

The proceeds from the sales of and the net realized gains on securities in the NDT Funds were:

	Three Months Ended March 31,
	2011	2010
	Millions
Proceeds from Sales	$315	$181

Net Realized Gains (Losses):
Gross Realized Gains	$59	$28
Gross Realized Losses	(7)	(12)

Net Realized Gains (Losses)	$52	$16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net realized gains disclosed in the above table were recognized in Other Income and Other Deductions in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $102 million (after-tax) were recognized in Accumulated Other Comprehensive Income (OCI) on Power’s Condensed Consolidated Balance Sheet as of March 31, 2011. The available-for-sale debt securities held as of March 31, 2011 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$25
1 - 5 years	100
6 - 10 years	143
11 - 15 years	40
16 - 20 years	9
Over 20 years	240

$557

The cost of these securities was determined on the basis of specific identification.

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through OCI. In 2011, other-than-temporary impairments of $1 million were recognized on securities in the NDT funds. Any subsequent recoveries in the value of these securities are recognized in OCI unless the securities are sold, in which case, any gain is recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost detail of the securities.

Rabbi Trusts

PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in grantor trusts commonly known as “Rabbi Trusts.”

PSEG classifies investments in the Rabbi Trusts as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trusts.

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$4	$0	$20
Debt Securities	144	0	0	144

Total PSEG Available-for-Sale Securities	$160	$4	$0	$164

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$2	$0	$18
Debt Securities	142	0	0	142

Total PSEG Available-for-Sale Securities	$158	$2	$0	$160

The Rabbi Trusts are invested in commingled indexed mutual funds, in which the shares have the characteristics of equity securities. Due to the commingled nature of these funds, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For the three months ended March 31, 2011 and 2010, proceeds from sales, realized gains and realized losses related to the Rabbi Trusts were immaterial. For the three months ended March 31, 2011, other-than-temporary impairments of $3 million were recognized on the bond portfolio of the Rabbi Trusts.

The cost of these securities was determined on the basis of specific identification.

The estimated fair value of the Rabbi Trusts related to PSEG, Power and PSE&G are detailed as follows:

	As of March 31, 2011	As of December 31, 2010
	Millions
Power	$32	$32
PSE&G	54	54
Other	78	74

Total PSEG Available-for-Sale Securities	$164	$160

Note 7. Pension and OPEB

PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis. OPEB costs are presented net of the federal subsidy expected for prescription drugs under the Medicare Prescription Drug Improvement and Modernization Act of 2003. New federal health care legislation enacted in March 2010 eliminates the tax deductibility of retiree health care costs beginning in 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. See Note 13. Income Taxes for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pension and OPEB costs for PSEG are detailed as follows:

	Pension Benefits Three Months Ended March 31,		OPEB Three Months Ended March 31,
	2011	2010	2011	2010
	Millions
Components of Net Periodic Benefit Costs:
Service Cost	$24	$22	$4	$4
Interest Cost	58	58	15	18
Expected Return on Plan Assets	(81)	(67)	(4)	(4)
Amortization of Net
Transition Obligation	0	0	2	7
Prior Service Cost	0	0	(3)	3
Actuarial Loss	30	30	3	2

Net Periodic Benefit Cost	$31	$43	$17	$30
Effect of Regulatory Asset	0	0	5	5

Total Benefit Costs, Including Effect of Regulatory Asset	$31	$43	$22	$35

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries are detailed as follows:

	Pension Three Months Ended March 31,		OPEB Three Months Ended March 31,
	2011	2010	2011	2010
	Millions
Power	$10	$13	$3	$4
PSE&G	17	24	18	30
Other	4	6	1	1

Total Benefit Costs	$31	$43	$22	$35

During the three months ended March 31, 2011, PSEG contributed its entire planned contributions for the year 2011 of $415 million and $11 million into its pension and postretirement healthcare plans, respectively.

Note 8. Commitments and Contingent Liabilities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The face value of outstanding guarantees, current exposure and margin positions as of March 31, 2011 and December 31, 2010 are shown below:

	As of March 31, 2011	As of December 31, 2010
	Millions
Face Value of Outstanding Guarantees	$1,998	$1,936
Exposure under Current Guarantees	$297	$330
Letters of Credit Margin Posted	$199	$137
Letters of Credit Margin Received	$64	$109

Cash Deposited and Received
Counterparty Cash Margin Deposited	$0	$0
Counterparty Cash Margin Received	$(4)	$(2)
Net Broker Balance Received	$(3)	$(28)
In the event Power were to lose its investment grade rating:
Additional Collateral that could be Required	$772	$828
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$2,752	$2,750
Additional Amounts Posted
Other Letters of Credit	$98	$98

Power nets receivables and payables with the corresponding net energy contract balances. See Note 10. Financial Risk Management Activities for further discussion. The remaining balance of net cash (received) deposited is primarily included in Accounts Payable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the third quarter of 2010, PSE&G updated the estimated cost to remediate all MGP sites to completion and determined that the cost to completion could range between $668 million and $774 million from September 30, 2010 through 2021. Since no amount within the range was considered to be most likely, PSE&G reflected a liability of $668 million on its Condensed Consolidated Balance Sheet as of September 30, 2010. Since September 30, 2010, PSE&G had $10 million of expenditures, reducing the liability to $658 million as of March 31, 2011. Of this amount, $59 million was recorded in Other Current Liabilities and $599 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $658 million Regulatory Asset with respect to these costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Hazardous Air Pollutants Regulation

In accordance with a court ruling, the EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which is expected to be finalized by November 2011. This regulation includes reduction of mercury and other hazardous air pollutants pursuant to the Clean Air Act. Until the final rule is adopted, the impact cannot be determined; however, if the rule is adopted as proposed, Power believes the back end technology environmental controls recently installed at its Hudson and Mercer coal facilities should meet the rule’s requirements. At Power’s Connecticut and some of the other New Jersey facilities, some additional controls could be necessary, pending engineering evaluation. The impact to Power’s jointly owned coal fired generating facilities in Pennsylvania is under evaluation.

New Jersey regulations required coal fired electric generating units to meet certain emissions limits or reduce mercury emissions by approximately 90% by December 15, 2007. Companies that are parties to multi-pollutant reduction agreements, such as Power, have been permitted to postpone such reductions on half of their coal fired electric generating capacity until December 15, 2012.

With its newly installed controls in New Jersey, Power is expected to achieve the required mercury reductions that are part of Power’s multi-pollutant reduction agreement that resolved issues arising out of the PSD/NSR air pollution control programs discussed above.

In 2007, Pennsylvania finalized its “state-specific” requirements to reduce mercury emissions from coal fired electric generating units. In 2009, the Commonwealth Court of Pennsylvania struck down the state rule, indicating that the rule violated Pennsylvania law because it was inconsistent with the Clean Air Act. This decision was affirmed by the Supreme Court of Pennsylvania.

NOx Regulation

In April 2009, the NJDEP finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel fired electric generating units. The rule

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

has a significant impact on Power’s generation fleet, as it imposes NOx emissions limits that will require significant capital investment for controls or the retirement of up to 102 combustion turbines (approximately 2,000 MW) and five older New Jersey steam electric generating units (approximately 800 MW) by April 30, 2015.

Power has been working with the NJDEP throughout the development of this rulemaking to minimize financial impact and to provide for transitional lead time to address the retirement of electric generating units. Power cannot predict the financial impact resulting from compliance with this rulemaking.

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

New Jersey Industrial Site Recovery Act (ISRA)

Potential environmental liabilities related to the alleged discharge of hazardous substances at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applied to the sale of certain assets. Power had a $50 million liability related to these obligations, which was included in Environmental Costs on Power’s and PSEG’s Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

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

In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule. On April 20, 2011, the EPA published the proposed rule and comments

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

are due 90 days thereafter. The proposed rule would establish certain standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. If the rule were to be adopted as proposed, the majority of Power’s electric generating facilities would be affected as they employ once-through cooling utilizing tidal river and tidal waters. Power is reviewing the proposed rule and assessing the potential impact on its generating facilities. Power is unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on its future capital requirements, financial condition or results of operations which could be material.

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

In addition to the EPA rulemaking, several states, including California and New York, have begun setting policies that may require closed cycle cooling. It is unknown how these policies will ultimately impact the EPA’s rulemaking.

In January 2010, the NJDEP issued a draft NJPDES permit to another company which would require the installation of closed cycle cooling at that company’s nuclear generating station located in New Jersey. In December 2010, NJDEP and that company entered into an Administrative Consent Order (ACO) which would require the company to cease operations at the nuclear generating station no later than 2019. In the ACO, the NJDEP agreed that closed cycle cooling is not the best technology available for that facility and agreed to issue a new draft NJPDES permit for that facility without a requirement for construction of cooling towers or other closed cycle cooling facilities. The new draft NJPDES permit will be issued in substitution for the draft NJPDES permit issued in January 2010. We cannot predict at this time the final outcome of the NJDEP decision and the impact, if any, such a decision would have on any of Power’s once-through cooled generating stations.

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

New Generation and Development

Nuclear

Power has approved the expenditure of approximately $192 million for a steam path retrofit and related upgrades at its co-owned Peach Bottom Units 2 and 3. Completion of these upgrades is expected to result in an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

increase of Power’s share of nominal capacity by approximately 32 MW (14 MW at Unit 3 in 2011 and 18 MW at Unit 2 in 2012). Total expenditures through March 31, 2011 were $57 million and are expected to continue through 2012.

Power has begun expenditures in pursuit of additional output through an extended power uprate of the Peach Bottom nuclear units. The uprate is expected to be in service in 2015 for Unit 2 and 2016 for Unit 3. Power’s share of the increased capacity is expected to be approximately 133 MW with an anticipated cost of approximately $400 million. Total expenditures through March 31, 2011 were $22 million and are expected to continue through 2016.

Connecticut

Power has been selected by the Connecticut Department of Public Utility Control in a regulatory process to build 130 MW of gas fired peaking capacity. Final approval has been received and construction is expected to commence in the second quarter of 2011. The project is expected to be in service by June 2012. Power estimates the cost of these generating units to be $130 million to $140 million. Total capitalized expenditures through March 31, 2011 were $60 million, which are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of PSEG and Power.

PJM Interconnection L.L.C. (PJM)

Power plans to construct gas fired peaking facilities at its Kearny site. Capacity in the amount of 178 MW was bid into and cleared the PJM Reliability Pricing Model (RPM) base residual capacity auction for the 2012-2013 period. Final approval has been received and construction is expected to commence in the second quarter of 2011. The project is expected to be in service by June 2012. In addition, capacity in the amount of 89 MW was bid into and cleared the PJM RPM base residual capacity auction for the 2013-2014 period. Final approval has been received, and the project is expected to be in service by June 2012. Power estimates the cost of these generating units to be $250 million to $300 million. Total capitalized expenditures through March 31, 2011 were $64 million which are included in Property, Plant and Equipment on Power’s and PSEG’s Condensed Consolidated Balance Sheets.

PSE&G—Solar

As part of the BPU-approved Solar 4 All Program, PSE&G is installing up to 40 MW of solar generation on existing utility poles within its service territory. PSE&G has entered into an agreement to purchase solar units for this program. PSE&G’s commitments under this agreement are contingent upon, among other things, the availability of suitable utility poles for installation of the units. Approximately 18 MW have been installed as of March 31, 2011. PSE&G’s cumulative investments for these solar units were approximately $130 million, with additional purchases to be made on a quarterly basis during the remaining two-year term of the purchase agreement.

Another aspect of the Solar 4 All program is the installation of another 40 MW of solar systems on land and buildings owned by PSE&G and third parties. Through March 31, 2011, 19 MW representing 13 projects were placed into service with an investment of approximately $100 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. The contract extends through March 31, 2012, and year-to-year thereafter. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. For additional information, see Note 17. Related-Party Transactions. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements.

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

As of March 31, 2011, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Commitments through 2015 Power’s Share
Millions
Nuclear Fuel
Uranium	$414
Enrichment	$351
Fabrication	$128
Natural Gas	$803
Coal	$1,196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the $1,196 million commitment for coal is $723 million related to a certain coal contract under which Power can cancel contractual deliveries at minimal cost. In 2011, Power has not cancelled any coal shipments.

Regulatory Proceedings

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

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. The petitioner had previously stated that it would appeal the BPU’s written order to the New Jersey Appellate Division and has until June 6, 2011 to do so.

New Jersey Clean Energy Program

In 2008, the BPU approved funding requirements for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2009 to 2012. The aggregate funding amount is $1.2 billion for all years. PSE&G’s share is $705 million. PSE&G has recorded a discounted liability of $385 million as of March 31, 2011. Of this amount, $211 million was recorded as a current liability and $174 million as a noncurrent liability. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the societal benefits charge.

Long-Term Capacity Agreement Pilot Program (LCAPP)

In January 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. In March 2011 the BPU issued a written order approving a form of agreement and selecting three generators to build a total of approximately 1,949 MWs of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, executed standard offer capacity agreements (SOCA) with each of the three selected generators in compliance with the BPU’s directive, but did so under protest preserving its legal rights. The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. On April 27, 2011, the BPU approved the executed contracts and also announced that it will convene a proceeding to consider whether current mechanisms are adequate to incent needed generation construction in New Jersey.

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

PSEG believes its tax position related to these transactions was proper based on applicable statutes, regulations and case law in effect at the time that the deductions were taken. There are several pending tax cases involving other taxpayers with similar leveraged lease investments. To date, six cases have been decided at the trial court level, four of which were decided in favor of the government. The appeals of two of these decisions were affirmed, both in favor of the government. The fifth case involves a jury verdict that was challenged by both parties on inconsistency grounds but was later settled by the parties. One case, involving an investment in an energy transaction by a utility, was decided in favor of the taxpayer.

In order to reduce the cash tax exposure related to these leases, Energy Holdings pursued opportunities to terminate international leases with lessees that were willing to meet certain economic thresholds. As of December 31, 2010, Energy Holdings had terminated all of these leasing transactions and reduced the related cash tax exposure by $1.1 billion. PSEG has completely eliminated its gross investment in such transactions.

Cash Impact

As of March 31, 2011, an aggregate of approximately $263 million would become currently payable if PSEG conceded all deductions taken through that date. PSEG has deposited $320 million with the IRS to defray potential interest costs associated with this disputed tax liability, eliminating its cash exposure completely. In the event PSEG is successful in defense of its position, the deposit is fully refundable with interest. Penalties of $150 million would also become payable if the IRS successfully asserted and litigated a case against PSEG. PSEG has not established a reserve for penalties because it believes it has strong defenses to the assertion of penalties under applicable law. Interest and penalty exposure will grow at an average rate of $2 million per quarter during 2011. If the IRS is successful in a litigated case consistent with the positions it has taken in the generic settlement offer recently proposed, an additional $20 million to $40 million of tax would be due for tax positions through March 31, 2011.

Unless this matter is resolved with the IRS, PSEG currently anticipates that it may be required to pay between $110 million and $300 million in tax, interest and penalties for the tax years 1997-2000 during 2011 and subsequently commence litigation to recover those amounts. It is possible that an additional payment of between $220 million and $540 million could be required during 2011 for tax years 2001-2003 followed by further litigation to recover those amounts. The amounts that may be required to litigate differ from the potential net cash exposure noted above, as the former amounts include all potential deficiencies for only contested tax years 1997 through 2003. These litigation amounts also include penalties which are not included in the computation of potential net cash exposure as PSEG believes it has strong defenses. These amounts also exclude an offset for taxes paid on lease terminations, which is netted in the potential net cash exposure as PSEG would be entitled to a refund of such amounts under a loss scenario. Any potential claims PSEG would make to recover such amounts would include the deposit noted above.

Earnings Impact

PSEG’s current reserve position represents its view of the earnings impact that could result from a settlement related to these transactions, although a total loss, consistent with the broad settlement offer proposed by the IRS, would result in an additional earnings charge of $120 million to $140 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Changes in Capitalization

The following capital transactions occurred in the first three months of 2011:

Power

•	paid a cash dividend of $175 million to PSEG in March.

PSE&G

•	paid $46 million of Transition Funding’s securitization debt.

Energy Holdings

•	paid $1 million of nonrecourse project debt.

In addition, Power paid its $606 million of 7.75% Senior Notes at maturity in April 2011.

Note 10. Financial Risk Management Activities

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

Commodity Prices

The availability and price of energy commodities are subject to fluctuations due to weather, environmental policies, changes in supply and demand, state and federal regulatory policies, market conditions, transmission availability and other events. Power uses physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. Derivative contracts that do not qualify for hedge accounting or normal purchases/normal sales treatment are marked to market (MTM) with changes in fair value recorded in the income statement. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists.

Cash Flow Hedges

Power uses forward sale and purchase contracts, swaps, futures and firm transmission right (FTR) contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations and

•	the price of fuel to meet its fuel purchase requirements.

These derivative transactions are designated and effective as cash flow hedges. As of March 31, 2011 and December 31, 2010, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with these hedges was as follows:

	As of March 31, 2011	As of December 31, 2010
	Millions
Fair Value of Cash Flow Hedges	$152	$196
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$82	$114

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The expiration date of the longest-dated cash flow hedge at Power is in 2012. Power’s after-tax unrealized gains on these derivatives that are expected to be reclassified to earnings during the next 12 months and thereafter, are $81 million and $1 million, respectively. There was no material ineffectiveness associated with these hedges as of March 31, 2011.

Trading Derivatives

In general, the main purpose of Power’s wholesale marketing operation is to optimize the value of the output of the generating facilities via various products and services available in the markets we serve. Power does engage in trading of electricity and energy-related products where such transactions are not associated with the output or fuel purchase requirements of our facilities. This trading consists mostly of energy supply contracts where we secure sales commitments with the intent to supply the energy services from purchases in the market rather than from our owned generation. Such trading activities are marked to market through the income statement and represent less than one percent of gross margin (revenues less energy costs) on an annual basis.

Other Derivatives

Power enters into other contracts that are derivatives, but do not qualify for cash flow hedge accounting. Most of these contracts are used for fuel purchases for generation requirements and for electricity purchases for contractual sales obligations. Changes in fair market value of these contracts are recorded in earnings. The fair value of these contracts as of March 31, 2011 and December 31, 2010 was $2 million and $(4) million, respectively.

Interest Rates

PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, we have used a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.

Fair Value Hedges

PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. Since 2009, PSEG has entered into eight interest rate swaps totaling $1.150 billion. These swaps convert $300 million of Power’s $600 million of 6.95% Senior Notes due June 2012, Power’s $250 million of 5% Senior Notes due April 2014, Power’s $300 million of 5.5% Senior Notes due 2015 and $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt. As of March 31, 2011 and December 31, 2010, the fair value of all the underlying hedges was $30 million and $39 million, respectively.

Cash Flow Hedges

PSEG, Power and Energy Holdings use interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage their exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of March 31, 2011, there was no hedge ineffectiveness associated with these hedges. The total fair value of these interest rate derivatives was immaterial as of each of March 31, 2011 and December 31, 2010. The Accumulated Other Comprehensive Loss (after tax) related to interest rate derivatives designated as cash flow hedges was $3 million as of March 31, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets:

	As of March 31, 2011
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges	Netting (A)	Total Power	Non Hedges	Fair Value Hedges	Total Derivatives
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts			Energy- Related Contracts	Interest Rate Swaps
	Millions
Derivative Contracts
Current Assets	$156	$348	$(348)	$156	$0	$18	$174
Noncurrent Assets	6	64	(38)	32	6	12	50

Total Mark-to-Market Derivative Assets	$162	$412	$(386)	$188	$6	$30	$224

Derivative Contracts
Current Liabilities	$(7)	$(386)	$340	$(53)	$(11)	$0	$(64)
Noncurrent Liabilities	(3)	(60)	38	(25)	0	0	(25)

Total Mark-to-Market Derivative (Liabilities)	$(10)	$(446)	$378	$(78)	$(11)	$0	$(89)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$152	$(34)	$(8)	$110	$(5)	$30	$135

	As of December 31, 2010
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges	Netting (A)	Total Power	Non Hedges	Fair Value Hedges	Total Derivatives
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts			Energy- Related Contracts	Interest Rate Swaps
	Millions
Derivative Contracts
Current Assets	$204	$403	$(444)	$163	$0	$19	$182
Noncurrent Assets	3	80	(41)	42	17	20	79

Total Mark-to-Market Derivative Assets	$207	$483	$(485)	$205	$17	$39	$261

Derivative Contracts
Current Liabilities	$(11)	$(454)	$374	$(91)	$(12)	$0	$(103)
Noncurrent Liabilities	0	(72)	50	(22)	0	0	(22)

Total Mark-to-Market Derivative (Liabilities)	$(11)	$(526)	$424	$(113)	$(12)	$0	$(125)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$196	$(43)	$(61)	$92	$5	$39	$136

(A)	Represents the netting of fair value balances with the same counterparty and the application of collateral. As of March 31, 2011 and December 31, 2010, net cash collateral received of $8 million and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$61 million, respectively, was netted against the corresponding net derivative contract positions. Of the $8 million as of March 31, 2011, cash collateral of $(18) million and $(2) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $10 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $61 million as of December 31, 2010, cash collateral of $(132) million and $(3) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $62 million and $12 million were netted against current liabilities and noncurrent liabilities, respectively.

The aggregate fair value of energy-related contracts in a liability position as of March 31, 2011 that contain triggers for additional collateral was $261 million. This potential additional collateral is included in the $772 million discussed in Note 8. Commitments and Contingent Liabilities.

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
	Millions
PSEG and Power
Energy-Related Contracts	$13	$208	Operating Revenues	$66	$76	Operating Revenues	$(2)	$(2)
Energy-Related Contracts	2	(2)	Energy Costs	3	(1)		0	0

Total PSEG	$15	$206		$69	$75		$(2)	$(2)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2010	$188	$111
Gain Recognized in AOCI (Effective Portion)	15	9
Less: Gain Reclassified into Income (Effective Portion)	(69)	(41)

Balance as of March 31, 2011	$134	$79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months ended March 31, 2011 and 2010:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2011	2010
PSEG and Power		Millions
Energy-Related Contracts	Operating Revenues	$(42)	$87
Energy-Related Contracts	Energy Costs	3	(10)

Total PSEG and Power		$(39)	$77

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by approximately $6 million for each of the three month periods ended March 31, 2011 and 2010.

The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2011 and December 31, 2010:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of March 31, 2011
Natural Gas	Dth	979	0	715	264
Electricity	MWh	170	0	170	0
FTRs	MWh	12	0	12	0
Interest Rate Swaps	US Dollars	1,150	1,150	0	0
As of December 31, 2010
Natural Gas	Dth	704	0	424	280
Electricity	MWh	154	0	154	0
Capacity	MW days	1	0	1	0
FTRs	MWh	23	0	23	0
Interest Rate Swaps	US Dollars	1,150	1,150	0	0

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

In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s financial condition, results of operations or net cash flows. As of March 31, 2011, 95% of the credit exposure (MTM plus net receivables and payables, less cash collateral) for Power’s operations was with investment grade counterparties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides information on Power’s credit risk from others, net of collateral, as of March 31, 2011. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of the company’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade— External Rating	$908	$45	$905	2	$572	(A)
Non-Investment Grade— External Rating	46	0	46	0	0
Investment Grade— No External Rating	9	0	9	0	0
Non-Investment Grade— No External Rating	7	0	7	0	0

Total	$970	$45	$967	2	$572

(A)	Includes net exposure of $432 million with PSE&G. The remaining net exposure of $140 million is with a nonaffiliated power purchaser which is a regulated investment grade counterparty.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of March 31, 2011, Power had 208 active counterparties.

Note 11. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance for fair value measurement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and establishes a fair value hierarchy that distinguishes between assumptions based on market data obtained from independent sources and those based on an entity’s own assumptions. The hierarchy prioritizes the inputs to fair value measurement into three levels:

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

Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist mainly of various FTRs, certain full requirements contracts and other longer term capacity and transportation contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

	Recurring Fair Value Measurements as of March 31, 2011
		Cash Collateral	Quoted Market Prices of Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Netting(E)	(Level 1)	(Level 2)	(Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$194	$(20)	$0	$185	$29
Interest Rate Swaps (B)	$30	$0	$0	$30	$0
NDT Funds: (C)
Equity Securities	$699	$0	$699	$0	$0
Debt Securities-Govt Obligations	$296	$0	$0	$296	$0
Debt Securities-Other	$261	$0	$0	$261	$0
Other Securities	$110	$0	$5	$105	$0
Rabbi Trusts—Mutual Funds (C)	$164	$0	$20	$144	$0
Other Long-Term Investments (D)	$3	$0	$3	$0	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(89)	$12	$0	$(74)	$(27)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$188	$(20)	$0	$185	$23
NDT Funds: (C)
Equity Securities	$699	$0	$699	$0	$0
Debt Securities-Govt Obligations	$296	$0	$0	$296	$0
Debt Securities-Other	$261	$0	$0	$261	$0
Other Securities	$110	$0	$5	$105	$0
Rabbi Trusts—Mutual Funds (C)	$32	$0	$4	$28	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(78)	$12	$0	$(74)	$(16)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$6	$0	$0	$0	$6
Rabbi Trusts—Mutual Funds (C)	$54	$0	$7	$47	$0
Liabilities:
Energy-Related Contracts (A)	$(11)	$0	$0	$0	$(11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2010
		Cash Collateral	Quoted Market Prices of Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	Netting(E)	(Level 1)	(Level 2)	(Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$222	$(135)	$0	$228	$129
Interest Rate Swaps (B)	$39	$0	$0	$39	$0
NDT Funds: (C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trusts—Mutual Funds (C)	$160	$0	$18	$142	$0
Other Long-Term Investments (D)	$2	$0	$2	$0	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(125)	$74	$0	$(117)	$(82)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$205	$(135)	$0	$228	$112
NDT Funds: (C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trusts—Mutual Funds (C)	$32	$0	$4	$28	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(113)	$74	$0	$(117)	$(70)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$17	$0	$0	$0	$17
Rabbi Trusts—Mutual Funds (C)	$54	$0	$6	$48	$0
Liabilities:
Energy-Related Contracts (A)	$(12)	$0	$0	$0	$(12)

(A)	Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average midpoint from multiple broker or dealer quotes or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(B)	Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(C)	Power’s NDT funds maintain investments in various equity and fixed income securities classified as “available for sale.” These securities are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. All fair value measurements for the fund securities are provided by the trustees of these funds. Investments in marketable equity securities within the NDT funds are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or in some cases midpoint, bid or ask price (primarily Level 1).

Power’s NDT investments in fixed income securities are primarily with investment grade corporate bonds and U.S. Treasury obligations or Federal Agency mortgage-backed securities with a wide range of maturities. Fixed income securities are priced using an evaluated pricing methodology that reflects observable market information such as the most recent exchange price or quoted bid for similar securities (primarily Level 2). Short-term investments and certain commingled temporary investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield (primarily Level 2).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2011 and 2010 follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended March 31, 2011

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2011	Included in Income(A)	Included in Regulatory Assets/ Liabilities(B)	Purchases, (Sales)(C)	(Issuances) (Settlements)(D)	Transfers In (Out)	Balance as of March 31, 2011
	Millions
PSEG
Net Derivative Assets	$47	$(31)	$(10)	$18	$(22)	$0	$2
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
Power
Net Derivative Assets	$42	$(31)	$0	$18	$(22)	$0	$7
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
PSE&G
Net Derivative Assets	$5	$0	$(10)	$0	$0	$0	$(5)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended March 31, 2010

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2010	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) and Settlements	Balance as of March 31, 2010
	Millions
PSEG
Net Derivative Assets	$105	$114	$45	$(24)	$240
NDT Funds	$9	$0	$0	$4	$13
Rabbi Trust Funds	$14	$0	$0	$2	$16
Power
Net Derivative Assets	$99	$114	$0	$(24)	$189
NDT Funds	$9	$0	$0	$4	$13
Rabbi Trust Funds	$3	$0	$0	$0	$3
PSE&G
Net Derivative Assets	$6	$0	$45	$0	$51
Rabbi Trust Funds	$5	$0	$0	$0	$5

(A)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $(33) million is included in Operating Income, $(1) million is included in OCI, and $3 million is included in Income from Discontinued Operations. Of the $(33) million in Operating Income, $(32) million is unrealized and $(1) million is realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $18 million in purchases.

(D)	Includes $(11) million in issuances and $(11) million in settlements.

(E)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $72 million is included in Operating Income, $20 million is included in OCI, and $22 million is included in Income from Discontinued Operations. Of the $72 million in Operating Income, $55 million is unrealized and $17 million is realized.

As of March 31, 2011, PSEG carried $1.7 billion of net assets that are measured at fair value on a recurring basis, of which $2 million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets. During the quarter, $8 million of assets in the NDT fund were transferred from Level 3 to Level 2, due to more observable pricing for underlying securities. As per our company policy, this transfer was recognized as of the beginning of the quarter.

As of March 31, 2010, PSEG carried $1.7 billion of net assets that are measured at fair value on a recurring basis, of which $269 million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets and there were no transfers among levels during the three months ended March 31, 2010.

Fair Value of Debt

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (A)	Carrying Amount	Fair Value (A)
	Millions
Long-Term Debt:
PSEG (Parent)	$2	$30	$10	$39
Power -Recourse Debt	3,456	3,743	3,455	3,831
PSE&G	4,284	4,539	4,283	4,615
Transition Funding (PSE&G)	1,044	1,182	1,090	1,245
Transition Funding II (PSE&G)	55	59	55	59
Energy Holdings:
Project Level, Non-Recourse Debt	46	46	47	47

	$8,887	$9,599	$8,940	$9,836

(A)	Fair value excludes unamortized discounts, including amounts related to the Debt Exchange between Power and Energy Holdings that is deferred at the PSEG parent level since the exchange was between subsidiaries of the same parent company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other(A)	Consolidated Total
	Millions
Three Months Ended March 31, 2011:
NDT Fund Gains, Interest, Dividend and Other Income	$69	$0	$0	$69
Other	1	5	1	7

Total Other Income	$70	$5	$1	$76

Three Months Ended March 31, 2010:
NDT Fund Gains, Interest, Dividend and Other Income	$38	$0	$0	$38
Other	1	5	(1)	5

Total Other Income	$39	$5	$(1)	$43

Other Deductions	Power	PSE&G	Other(A)	Consolidated Total
	Millions
Three Months Ended March 31, 2011:
NDT Fund Realized Losses and Expenses	$9	$0	$0	$9
Other	3	1	0	4

Total Other Deductions	$12	$1	$0	$13

Three Months Ended March 31, 2010:
NDT Fund Realized Losses and Expenses	$13	$0	$0	$13
Other	1	1	1	3

Total Other Deductions	$14	$1	$1	$16

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Note 13. Income Taxes

PSEG’s, Power’s and PSE&G’s effective tax rates for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
PSEG	41.6%	42.0%
Power	41.1%	41.6%
PSE&G	40.5%	40.6%

For the quarter ended March 31, 2011, there were no material changes in the effective tax rate for PSEG, Power or PSE&G.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 include various health care-related provisions which will go into effect over the next several years. One of the provisions eliminates the tax deductibility of retiree health care costs, to the extent of federal subsidies

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSE&G has accrued $18 million of Investment Tax Credits (ITC) associated with alternative energy projects in the first quarter of 2011. Because the law provides an option to claim either a grant or the ITC, the ITC has been accounted for as a reduction of the book basis of the related assets as opposed to being recorded in tax expense.

PSEG’s unrecognized tax benefits increased by approximately $38 million in the first quarter 2011, primarily attributable to PSE&G. This increase is primarily due to a prior period position raised by the IRS during its examination of the tax years 2004 to 2006 and a new position attributable to refund claims being filed for tax years 2004 to 2009 related to casualty loss deductions. The balance of unrecognized tax benefits that are reasonably likely to increase or decrease within the next 12 months reported at December 31, 2010, will increase by $17 million related to the prior period position discussed above.

PSEG made tax deposits with the IRS to defray interest costs associated with disputed tax assessments associated with certain lease investments. The deposits are fully refundable and are recorded as a reduction to Current Accrued Taxes on PSEG’s Condensed Consolidated Balance Sheets, but are not reflected in the unrecognized tax benefits.

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

It is reasonably possible that unrecognized tax benefits associated with the leasing tax issue discussed in Note 8. Commitments and Contingent Liabilities, will change significantly. This change could be triggered by a settlement with the IRS or developments in other litigated cases. Based upon these developments, unrecognized tax benefits could increase by as much as $193 million or decrease by as much as $302 million. It is not possible to predict the magnitude, timing or direction of any such change.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Comprehensive Income, Net of Tax

Comprehensive Income

	Power	PSE&G	Other(A)	Consolidated
	Millions
Three Months Ended March 31, 2011
Net Income	$362	$163	$1	$526
Other Comprehensive Income (Loss)	(33)	1	1	(31)

Comprehensive Income	$329	$164	$2	$495

Three Months Ended March 31, 2010
Net Income	$364	$118	$9	$491
Other Comprehensive Income (Loss)	91	0	1	92

Comprehensive Income	$455	$118	$10	$583

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Accumulated Other Comprehensive Income (Loss)

	Balance as of December 31, 2010	Power	PSE&G	Other	Balance as of March 31, 2011
	Millions
Derivative Contracts	$111	$(32)	$0	$0	$79
Pension and OPEB Plans	(377)	6	0	0	(371)
NDT Funds	109	(7)	0	0	102
Other	1	0	1	1	3

Accumulated Other Comprehensive Income (Loss)	$(156)	$(33)	$1	$1	$(187)

	Balance as of December 31, 2009	Power	PSE&G	Other	Balance as of March 31, 2010
	Millions
Derivative Contracts	$180	$78	$0	$0	$258
Pension and OPEB Plans	(400)	6	0	0	(394)
NDT Funds	91	7	0	0	98
Other	13	0	0	1	14

Accumulated Other Comprehensive Income (Loss)	$(116)	$91	$0	$1	$(24)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Earnings Per Share (EPS)

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

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
EPS Numerator:
Earnings (Millions):
Continuing Operations	$462	$462	$498	$498
Discontinued Operations	64	64	(7)	(7)

Net Income	$526	$526	$491	$491

EPS Denominator (Thousands):
Weighted Average Common Shares Outstanding	505,979	505,979	505,950	505,950
Effect of Stock Options	0	155	0	141
Effect of Stock Performance Share Units	0	846	0	991
Effect of Restricted Stock Units	0	152	0	65

Total Shares	505,979	507,132	505,950	507,147

EPS:
Continuing Operations	$0.91	$0.91	$0.99	$0.99
Discontinued Operations	0.13	0.13	(0.02)	(0.02)

Net Income	$1.04	$1.04	$0.97	$0.97

	Three Months Ended March 31,
Dividend payments on Common Stock	2011	2010
Per Share	$0.3425	$0.3425
in Millions	$173	$173

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Energy Holdings	Other(A)	Consolidated
	Millions
Three Months Ended March 31, 2011
Total Operating Revenues	$1,967	$2,306	$20	$(939)	$3,354
Income (Loss) From Continuing Operations	298	163	(3)	4	462
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax	64	0	0	0	64
Net Income (Loss)	362	163	(3)	4	526
Segment Earnings (Loss)	362	163	(3)	4	526
Gross Additions to Long-Lived Assets	155	339	1	2	497

Three Months Ended March 31, 2010
Total Operating Revenues	$2,196	$2,444	$36	$(1,103)	$3,573
Income (Loss) From Continuing Operations	371	118	7	2	498
Income (Loss) from Discontinued Operations, net of tax	(7)	0	0	0	(7)
Net Income (Loss)	364	118	7	2	491
Preferred Securities Dividends	0	(1)	0	1	0
Segment Earnings (Loss)	364	117	7	3	491
Gross Additions to Long-Lived Assets	174	217	35	1	427

As of March 31, 2011
Total Assets	$11,192	$16,616	$2,210	$(648)	$29,370
Investments in Equity Method Subsidiaries	$25	$0	$108	$0	$133

As of December 31, 2010
Total Assets	$11,452	$16,873	$2,234	$(650)	$29,909
Investments in Equity Method Subsidiaries	$25	$0	$105	$0	$130

(A)	Other activities include amounts applicable to PSEG (as parent company), Services and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are priced in accordance with applicable regulations, including affiliate pricing rules, or at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 17. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, the majority of which are eliminated during the PSEG consolidation process in accordance with GAAP.

Power

The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended March 31,
Related Party Transactions	2011	2010
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS(A)	$698	$818
Billings to PSE&G through BGS(A)	233	273

Total Revenue from Affiliates	$931	$1,091

Expense Billings from Affiliates:
Administrative Billings from Services(B)	$(37)	$(36)

Total Expense Billings from Affiliates	$(37)	$(36)

Related Party Transactions	March 31, 2011	December 31, 2010
	Millions
Receivables from PSE&G through BGS and BGSS(A)	$249	$372
Receivables from PSE&G Related to Gas Supply Hedges for BGSS(A)	26	58
Payable to Services (B)	(27)	(26)
Tax Sharing Receivable from (Payable to) PSEG(C)	(5)	380
Current Unrecognized Tax Receivable from PSEG(C)	2	1
Receivable from (Payable to) PSEG	5	(3)

Accounts Receivable—Affiliated Companies, net	$250	$782

Short-Term Loan to Affiliate (demand Note to PSEG)(D)	$1,324	$398

Working Capital Advances to Services(E)	$17	$17

Long-Term Accrued Taxes Receivable(C)	$16	$16

PSE&G

The financials statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended March 31,
Related Party Transactions	2011	2010
	Millions
Expense Billings from Affiliates:
Billings From Power through BGSS(A)	$(698)	$(818)
Billings From Power through BGS(A)	(233)	(273)
Administrative Billings from Services(B)	(51)	(50)

Total Expense Billings from Affiliates	$(982)	$(1,141)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Transactions	March 31, 2011	December 31, 2010
	Millions
Payable to Power through BGS and BGSS(A)	$(249)	$(372)
Payable to Power Related to Gas Supply Hedges for BGSS(A)	(26)	(58)
Payable to Power for SREC Liability(F)	(7)	(7)
Payable to Services(B)	(44)	(48)
Tax Sharing Receivable from PSEG(C)	241	321
Current Unrecognized Tax Receivable from PSEG(C)	57	73
Receivable from PSEG	8	6
Receivable from Services(B)	1	0

Accounts Payable—Affiliated Companies, net	$(19)	$(85)

Working Capital Advances to Services(E)	$33	$33

Long-Term Accrued Taxes Payable(C)	$(44)	$(74)

(A)	PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 31, 2012 and year-to-year thereafter. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

(B)	Services provides and bills administrative services to Power and PSE&G at cost. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

(C)	PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

PSEG and its subsidiaries follow the accounting guidance for “Accounting for Uncertainty in Income Taxes”, which prescribes a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Condensed Consolidated Balance Sheets.

(F)	In January 2008, the BPU issued a decision that certain BGS suppliers will be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) during the period June 1, 2008 through May 31, 2010. The BPU order further provided that the excess cost may be passed on to ratepayers. Following an appeal, on March 10, 2011, the New Jersey Supreme Court reversed and remanded the BPU’s 2008 order. The Court did not rule on the substantive issue of whether the pass-through of SREC costs was appropriate. The BPU is expected to begin a legislative hearing process to comply with the Court’s ruling in the next few months. PSE&G has estimated and accrued a total liability for the excess SREC cost of $17 million as of March 31, 2011 and December 31, 2010, including approximately $7 million for Power’s share which is included in PSE&G’s Accounts Payable—Affiliated Companies. Under current guidance, Power is unable to record the related intercompany receivable on its Condensed Consolidated Balance Sheet. As a result, PSE&G’s liability to Power is not eliminated in consolidation and is included in Other Current Liabilities on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 18. Guarantees of Debt

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

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended March 31, 2011
Operating Revenues	$0	$2,278	$50	$(361)	$1,967
Operating Expenses	2	1,774	52	(362)	1,466

Operating Income (Loss)	(2)	504	(2)	1	501
Equity Earnings (Losses) of Subsidiaries	382	60	0	(442)	0
Other Income	10	71	0	(11)	70
Other Deductions	(3)	(9)	0	0	(12)
Other-Than-Temporary Impairments	(1)	(1)	0	0	(2)
Interest Expense	(45)	(11)	(5)	10	(51)
Income Tax Benefit (Expense)	21	(232)	3	0	(208)
Income (Loss) on Discontinued Operations, net of tax	0	0	64	0	64

Net Income (Loss)	$362	$382	$60	$(442)	$362

Three Months Ended March 31, 2011
Net Cash Provided By (Used In) Operating Activities	$350	$1,202	$(189)	$(460)	$903
Net Cash Provided By (Used In) Investing Activities	$(175)	$(777)	$336	$(113)	$(729)
Net Cash Provided By (Used In) Financing Activities	$(175)	$(426)	$(147)	$573	$(175)

Three Months Ended March 31, 2010
Operating Revenues	$0	$2,474	$38	$(316)	$2,196
Operating Expenses	(2)	1,822	41	(316)	1,545

Operating Income (Loss)	2	652	(3)	0	651
Equity Earnings (Losses) of Subsidiaries	377	(14)	0	(363)	0
Other Income	9	41	0	(11)	39
Other Deductions	(1)	(13)	0	0	(14)
Other-Than-Temporary Impairments	0	(1)	0	0	(1)
Interest Expense	(31)	(14)	(6)	11	(40)
Income Tax Benefit (Expense)	8	(274)	2	0	(264)
Income (Loss) on Discontinued Operations, net of tax	0	0	(7)	0	(7)

Net Income (Loss)	$364	$377	$(14)	$(363)	$364

Three Months Ended March 31, 2010
Net Cash Provided By (Used In) Operating Activities	$343	$999	$(14)	$(380)	$948
Net Cash Provided By (Used In) Investing Activities	$(170)	$(1,010)	$0	$506	$(674)
Net Cash Provided By (Used In) Financing Activities	$(174)	$8	$(31)	$(128)	$(325)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated Total
	Millions
As of March 31, 2011
Current Assets	$4,259	$6,930	$1,059	$(9,090)	$3,158
Property, Plant and Equipment, net	56	5,404	909	0	6,369
Investment in Subsidiaries	4,586	964	0	(5,550)	0
Noncurrent Assets	167	1,547	41	(90)	1,665

Total Assets	$9,068	$14,845	$2,009	$(14,730)	$11,192

Current Liabilities	$846	$8,944	$911	$(9,090)	$1,611
Noncurrent Liabilities	301	1,318	131	(90)	1,660
Long-Term Debt	2,740	0	0	0	2,740
Member’s Equity	5,181	4,583	967	(5,550)	5,181

Total Liabilities and Member’s Equity	$9,068	$14,845	$2,009	$(14,730)	$11,192

As of December 31, 2010
Current Assets	$3,988	$6,807	$1,117	$(8,468)	$3,444
Property, Plant and Equipment, net	55	5,385	902	0	6,342
Investment in Subsidiaries	4,794	1,079	0	(5,873)	0
Noncurrent Assets	170	1,549	41	(94)	1,666

Total Assets	$9,007	$14,820	$2,060	$(14,435)	$11,452

Current Liabilities	$751	$8,519	$849	$(8,468)	$1,651
Noncurrent Liabilities	423	1,510	129	(93)	1,969
Long-Term Debt	2,805	0	0	0	2,805
Member’s Equity	5,028	4,791	1,082	(5,874)	5,027

Total Liabilities and Member’s Equity	$9,007	$14,820	$2,060	$(14,435)	$11,452

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

Our discussion in Part I, Item 1. Business of our 2010 Annual Report on Form 10-K provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets. Our risk factors section in Part II Item 1A provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2010 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2011 and any changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This information should be read in conjunction with such Statements, Notes and the 2010 Annual Report on Form 10-K.

OVERVIEW OF 2011 AND FUTURE OUTLOOK

During the first quarter of 2011, we continued to be impacted by lower pricing at Power. We anticipate a greater impact beginning later in the year due to a significant decline in both PJM Reliability Pricing Model (RPM) and Basic Generation Service (BGS) rates which become effective in the second quarter. Our pricing also continues to be impacted by customer migration away from our BGS supply contracts as these volumes are replaced with lower priced spot market sales.

Partially offsetting this lower pricing at Power, our utility operations are expected to benefit from a full year of distribution rate relief from the base rate case settlement in 2010, which included an increase of $73.5 million and $26.5 million in annual electric and gas revenues, respectively, with a return on equity (ROE) of 10.3%. The new electric rates were effective on June 7, 2010 and the new gas rates were effective on July 9, 2010. We also expect an increase in transmission revenues from our 2011 Annual Formula Rate Update which provides for approximately $45 million in increased revenues in our 2011 transmission rates effective January 1, 2011.

In addition, our gas sales volumes improved for the first quarter of 2011 compared to the same period in 2010, due primarily to colder winter weather this year. Heating degree days, as a measure of winter weather in 2011, were 6% higher than in 2010. This favorable weather impact was partially offset by the gas weather normalization clause which was implemented effective with the base rate case settlement last year. The weather, the economy and other factors all contributed to an overall increase of approximately 2% in Power’s Basic Gas Supply Service (BGSS) sales volumes and PSE&G’s gas delivery volumes as compared to 2010.

For 2011 and beyond, the key issues our business will confront are:

•	potential for sustained lower natural gas and electricity prices,

•	uncertainty in the economic recovery,

•	regulatory and political uncertainty, particularly around environmental regulation, and

•	pressure on competitive markets in many states, including New Jersey.

Our future success will also depend on our ability to respond to these challenges and take advantage of opportunities presented by these and other regulatory and legislative initiatives. In order to do this, we must:

•	focus on controlling costs while maintaining our safety, reliability and compliance standards,

•	successfully recontract open positions, and

•	execute our capital investment program, including continued investments for growth that yield contemporaneous returns.

There have also been other significant regulatory and legislative developments during the year which may affect our operations in the future as new rules and regulations are adopted. For additional information on these issues, see Part II, Item 5. Other Information.

•

In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, in January 2011, New Jersey enacted the long-term capacity agreement pilot program Act (LCAPP) directing the New Jersey Board of Public Utilities (BPU) to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. This could result in artificially depressed pricing in the competitive wholesale market and thus has the potential to harm competitive markets, on both a short-term and a long-term basis. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of 1,949 MWs of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey electric distribution companies, including PSE&G, executed standard offer capacity agreements (SOCA) with the three generators in compliance with the BPU’s directive, but did so under protest reserving its legal rights. On April 27, 2011, the BPU approved the executed contracts and also announced that it will convene a proceeding to consider whether current mechanisms are adequate to incent needed generation construction in New Jersey.

The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. On April 12, 2011, the Federal Energy regulatory Commission (FERC) issued an order making effective changes to the PJM Tariff that would require new generation to clear in the RPM at competitive prices. In response to this decision the BPU has indicated that it may pursue other available options.

Various challenges relating to LCAPP legislation which were made by us and other parties are currently pending.

•

The U.S. Environmental Protection Agency (EPA) published a proposed rule in April 2011 related to 316(b) Clean Water Act requirements. The proposed rule would establish a separate marine life entrainment mortality standard as well as new impingement mortality standards for certain existing cooling water intake structures. If the rule were to be adopted as proposed, the majority of our electric generating facilities could be affected as they employ once-through cooling utilizing tidal river and tidal waters. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take or the effect, if any, that they may have on our future capital requirements, financial condition or results of operations which could be material.

•

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the Nuclear Regulatory Commission (NRC) will be performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan may result in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants meet the stringent applicable design and safety specifications of the NRC. In addition, in April 2011, a petition was filed with the NRC seeking suspension of the operating licenses of all General Electric (GE) boiling water reactors (BWRs) utilizing the Mark 1 containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with its operational and safety reviews or any other regulatory or industry responses to the events in Japan.

•

During 2011, the SEC and the Commodity Futures Trading Commission (CFTC) are continuing efforts to implement new rules to enact stricter regulation over swaps and derivatives. CFTC has issued Notices of Proposed Rulemakings (NOPRs) on many of the key issues. We cannot assess the exact scope of the new rules until they are issued by the SEC and CFTC. We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

•

We expect the BPU to release a new draft Energy Master Plan (EMP) during the first half of 2011 with a final plan expected to be completed later next year. We cannot predict what modifications or new goals will be included in the new EMP or the potential impacts to our businesses.

Operational Excellence

Our generating stations continued to perform well in 2011. Generation volumes for the first quarter of 2011 were approximately 1% lower than in the first quarter of 2010, primarily at our coal facilities.

In addition, PSE&G continued to demonstrate its commitment to system reliability by limiting customer outages. In February 2011, our service territory experienced winter storms that impacted the electric transmission and distribution systems due to heavy icing and salt spray and in March 2011, our northern gas service territory was impacted by two heavy rainstorms that resulted in widespread flooding. Our personnel were prepared in each case for widespread outages and, as a result, were able to minimize the length of time our customers were without electric or gas service.

Financial Strength

Our cash from operations is expected to remain strong. During the first quarter, we made $497 million in capital expenditures, paid dividends of $173 million and made our entire planned pension contributions for the year 2011 of over $400 million. Cash from operations for the year is expected to benefit from two tax provisions enacted in 2010 which are expected to generate approximately $750 million of cash benefits for us through accelerated depreciation, most of which is expected to be realized in 2011. See Note 13. Income Taxes for additional information. These funds, combined with proceeds from the sales of our Texas facilities, will be used to support our anticipated capital expenditures in 2011 and dividend payments.

Disciplined Investment

We seek to invest in areas that complement our existing businesses and provide attractive risk-adjusted returns. These areas include upgrading critical energy infrastructure, responding to trends in environmental protection and providing new energy supplies in markets with growing demand. We also have several projects where we are investing to continue to improve our operational performance.

•

In January 2011, we reached agreement to sell our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions for a total of approximately $687 million. In March 2011, we completed the sale of one plant for $351 million. The sale of the second plant is expected to be closed in the second quarter of 2011.

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

•

In April 2011, we filed a petition with FERC seeking incentive rates with an effective date of June 14, 2011 for five 230 kV transmission projects with a total estimated capital investment of approximately $1.3 billion.

•

Our utility has made additional investments in solar initiatives. Under our solar loan program we have provided a total of $80 million in loans for 246 projects as of March 31, 2011, representing 22 MW to date. Under our Solar 4 All program we have had total program expenditures of approximately $260 million as of March 31, 2011. Over 18 MW of solar panels have been installed on distribution poles and another 19 MW representing 13 projects have been placed into service. Additional projects are in various stages of negotiation and development. Our total anticipated expenditures to develop all 80 MW approved is approximately $465 million. See Note 8. Commitments and Contingent Liabilities for additional information.

•

We made additional expenditures under our Capital Economic Stimulus and Energy Efficiency Economic Stimulus programs. As of March 31, 2011, total expenditures since inception of these projects were $660 million and $107 million, respectively.

•

We continued various construction activities at Power, including a steam path retrofit and extended power uprate at Peach Bottom and construction of new gas fired peaking units at Kearny and in Connecticut (see Note 8. Commitments and Contingent Liabilities for additional information). This additional capacity at Kearny was bid into and has cleared the RPM capacity auction, and the additional capacity in Connecticut is subject to a contract with a Connecticut utility.

•

We are continuing to pursue 20-year license extensions for our Salem and Hope Creek facilities and continuing our efforts to obtain an Early Site Permit for a new nuclear generating station to be located at the current site of those stations. We expect a decision from the NRC regarding our license extension requests later this summer.

There is no guarantee that the projects described above or any future initiatives will be achieved since many issues need to be favorably resolved, such as regulatory approvals.

Our leveraged lease investments face risks with regard to the creditworthiness of the various counterparties. In March 2011, S&P downgraded one of these counterparties from “B” to “CC”. See Note 5. Financing Receivables for further information.

RESULTS OF OPERATIONS

The results for PSEG, PSE&G, Power and Energy Holdings for the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
Earnings (Losses)	2011	2010
	Millions
Power	$298	$371
PSE&G	163	118
Energy Holdings	(3)	7
Other (A)	4	2

PSEG Income from Continuing Operations	462	498
PSEG Income (Loss) from Discontinued Operations (B)	64	(7)

PSEG Net Income	$526	$491

	Three Months Ended March 31,
Earnings Per Share (Diluted)	2011	2010
PSEG Income from Continuing Operations	$0.91	$0.99
Income (Loss) from Discontinued Operations	0.13	(0.02)

PSEG Net Income	$1.04	$0.97

(A)	Other primarily includes parent company interest and financing costs, donations and certain administrative and general expenses.

(B)	See Note 4. Discontinued Operations and Dispositions.

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

Our results also include the after-tax impacts of non-trading mark-to-market (MTM) activity.

The quarter-over-quarter decreases in our Income from Continuing Operations include the changes related to NDT and MTM shown in the chart below:

	Three Months Ended March 31,
	2011	2010
	Millions, after tax
NDT Fund Income (Expense)	$27	$10
Non-Trading Mark-to-Market Gains (Losses)	$4	$49

In addition to the changes in NDT and MTM, our decrease in Income from Continuing Operations for the three months ended March 31, 2011 was driven primarily by:

•	losses on certain wholesale electric energy supply contracts,

•	higher interest costs and depreciation expense related to the completion of installation of back end technology at two of our fossil plants,

•	partially offset by higher transmission and distribution rates, and

•	higher gas delivery volumes.

PSEG

Our results of operations are primarily comprised of the results of operations of our operating subsidiaries, Power, PSE&G and Energy Holdings, excluding charges related to intercompany transactions, which are eliminated in consolidation. We also include certain financing costs, charitable contributions and general and administrative costs at the parent company. For additional information on intercompany transactions, see Note 17. Related-Party Transactions. For an explanation of the variances, see the discussions for Power, PSE&G and Energy Holdings that follow the table below.

	For the Three Months Ended March 31,		Increase / (Decrease)
	2011	2010	2011 vs 2010
	Millions		Millions	%
Operating Revenues	$3,354	$3,573	$(219)	(6)
Energy Costs	1,563	1,688	(125)	(7)
Operation and Maintenance	651	670	(19)	(3)
Depreciation and Amortization	241	227	14	6
Income from Equity Method Investments	3	3	0	0
Other Income and (Deductions)	63	27	36	N/A
Other-Than-Temporary Impairments	4	1	3	300
Interest Expense	127	116	11	9
Income Tax Expense	329	361	(32)	(9)
Income (Loss) from Discontinued Operations, including Gain on Sale in 2011, net of tax	64	(7)	71	N/A

Power

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	2011 vs 2010
	Millions
Income from Continuing Operations	$298	$371	$(73)
Income (Loss) from Discontinued Operations, net of tax	$64	$(7)	$71
Net Income	$362	$364	$(2)

For the three months ended March 31, 2011 the primary reasons for the $73 million decrease in Income from Continuing Operations were

•	a decrease in amounts related to our MTM activity,

•	losses on certain wholesale electric energy supply contracts,

•	higher operation and maintenance expense related to refurbishments at certain of our fossil plants, and

•	higher interest costs and depreciation expense related to the completion of installation of back end technology at two of our fossil plants,

•	partially offset by lower fossil fuel costs used to generate electricity and lower congestion charges in 2011 in PJM, and

•	favorable amounts related to our NDT activity.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended March 31,		Increase / (Decrease)
Power	2011	2010	2011 vs 2010
	Millions		Millions	%
Operating Revenues	$1,967	$2,196	$(229)	(10)
Energy Costs	1,135	1,251	(116)	(9)
Operation and Maintenance	277	251	26	10
Depreciation and Amortization	54	43	11	26
Other Income (Deductions)	58	25	33	132
Other-Than-Temporary Impairments	2	1	1	100
Interest Expense	51	40	11	28
Income Tax Expense	208	264	(56)	(21)
Income (Loss) from Discontinued Operations	64	(7)	71	N/A

For the three months ended March 31, 2011 as compared to 2010

Operating Revenues decreased $229 million due to

Generation Revenues decreased $118 million due primarily to

•

lower net revenues of $97 million resulting principally from less favorable results from financial hedging transactions in the PJM, NE and NY power pools partly offset by higher volumes of generation sold in PJM, and

•	a net decrease of $59 million due to a lower volume of electricity sold under our BGS contracts, reflecting customer migration to alternative suppliers,

•	partially offset by an increase of $40 million from new wholesale load contracts in PJM and the NE regions commencing in January 2011 and May 2010, respectively.

Gas Supply Revenues decreased $84 million

•

including a net decrease of $108 million in sales under the BGSS contract, substantially comprised of lower average gas sales prices partially mitigated by increased volumes of sales and higher net gains on financial hedging transactions in 2011,

•	partially offset by a net increase of $24 million due to higher sales volumes at lower average prices to third party customers.

Trading Revenues decreased $27 million due primarily to net losses on certain electric energy supply contracts in 2011.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased by $116 million due to

•

Gas costs decreased $85 million, principally related to Power’s obligations under the BGSS contract, reflecting lower average gas inventory costs partially offset by higher demand as well as higher demand by third party customers.

•

Generation costs decreased $31 million due primarily to $32 million of lower net fossil fuel costs, primarily reflecting the utilization of lower volumes of coal partially offset by higher coal costs and the lower cost of natural gas on higher volumes, $25 million of lower net congestion charges incurred in 2011 from PJM and higher net gains of $8 million from financial hedging transactions. These decreases were partly offset by an increase of $35 million in spot energy purchases in 2011 in the NE and PJM power pools.

Operation and Maintenance increased $26 million due primarily to

•

a $21 million net increase due largely to hot gas path inspection outage costs at our gas-fired Bethlehem Energy and Linden facilities in New York and New Jersey, respectively, as well as to higher outage costs at our coal-fired Keystone facility in Pennsylvania, and

•

an increase of $4 million due to refurbishment projects in the first quarter of 2011 at our Peach Bottom nuclear facility and typical annual increases in Nuclear Regulatory Commission inspection fees and state licensing permit fees.

Depreciation and Amortization increased $11 million due primarily to the completion of the installation of back end technology at the end of 2010 at our Mercer and Hudson generating facilities.

Other Income and (Deductions)—The net increase of $33 million was due primarily to $36 million of higher net realized gains on the NDT funds mainly resulting from the liquidation of an underperforming fund in 2011 and a rebalancing to move toward our target asset allocation.

Other-Than-Temporary Impairments experienced no material change.

Interest Expense increased $11 million due primarily to lower capitalized interest resulting primarily from the installation by year-end 2010 of back end technology at our Mercer and Hudson fossil stations.

Income Tax Expense decreased $56 million in 2011 due primarily to lower pre-tax income.

Income (Loss) from Discontinued Operations

In January 2011, we reached agreement to sell our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions for a total of approximately $687 million. In March 2011, we completed the sale of one plant for proceeds of $351 million at an after-tax gain of $53 million. The sale of the second plant is expected to be closed in the second quarter of 2011. The results of operations for both plants, including the gain on sale are included in this category.

See Note 4. Discontinued Operations and Dispositions for additional information.

PSE&G

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	2011 vs 2010
	Millions
Income from Continuing Operations	$163	$118	$45
Net Income	$163	$118	$45

For the three months ended March 31, 2011, the primary reasons for the $45 million increase in Income from Continuing Operations were

•	higher base rates for electric and gas delivery as well as transmission,

•	higher gas delivery volumes, and

•	lower operation and maintenance expense.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended March 31,		Increase / (Decrease)
PSE&G	2011	2010	2011 vs 2010
	Millions		Millions	%
Operating Revenues	$2,306	$2,444	$(138)	(6)
Energy Costs	1,366	1,540	(174)	(11)
Operation and Maintenance	368	414	(46)	(11)
Depreciation and Amortization	179	177	2	1
Other Income (Deductions)	4	4	0	N/A
Other-Than-Temporary Impairments	1	0	1	100
Interest Expense	79	77	2	3
Income Tax Expense	111	80	31	39

For the three months ended March 31, 2011 as compared to 2010

Operating Revenues decreased $138 million due primarily to

Commodity Revenue decreased $174 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS.

•

Gas revenues decreased $138 million due to lower BGSS prices of $164 million, partially offset by higher BGSS volumes of $26 million due to colder weather. The average price of gas was 20% lower in 2011 than in 2010.

•

Electric revenues decreased $36 million due primarily to $55 million in lower BGS revenues, partially offset by $19 million in higher revenues from the sale of Non-Utility Generation (NUG) energy and collections of non-utility generation charges (NGC) due primarily to higher prices. BGS sales were down 13% due primarily to large customer migration to third party suppliers (TPS); in contrast delivery sales were up 1% due to colder weather.

Clause Revenues decreased $4 million due primarily to lower Securitization Transition Charge (STC) revenues of $20 million, which were partially offset by a higher Electric Societal Benefit Charge (SBC) of $16 million. The changes in STC and SBC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in Operation and Maintenance, Depreciation and Amortization and Interest Expense. PSE&G earns no margins on SBC or STC collections.

Delivery Revenues increased $37 million due primarily to an increase in prices for electric and gas distribution and transmission.

•

Electric distribution revenues were up $5 million due primarily to the impact of the June base rate increases of $6 million and higher sales volumes of $3 million, partially offset by lower stimulus revenue of $4 million.

•	Transmission revenues were up $7 million due primarily to net rate increases.

•

Gas distribution revenues were up $25 million due primarily to the impact of the July base rate increase of $19 million and higher sales volumes of $13 million, partially offset by lower capital stimulus revenue of $7 million.

Other Operating Revenues increased $3 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.

Energy Costs decreased $174 million. This is entirely offset by Commodity Revenue. Details are as follows:

•	Gas costs decreased $138 million due to $164 million or 20% in lower prices, partially offset by $26 million or 3% in higher sales volumes due primarily to colder weather.

•

Electric costs decreased $36 million due to $87 million or 12% in lower BGS and NUG volumes due to large customer migration to TPS and NUG operations, partially offset by $11 million of higher BGS and NUG prices and $40 million for increased deferred cost recovery.

Operation and Maintenance decreased $46 million due to

•	$14 million of lower net expenses associated with SBC, RGGI and Stimulus clauses,

•	a $14 million reduction in storm restoration work,

•	a $13 million decrease in pension and OPEB expenses, and

•	a $4 million reduction in incentive payments.

Depreciation and Amortization increased $2 million due primarily to

•	an increase of $8 million for additional plant in service, and

•	an increase of $2 million in software amortization,

•	partially offset by a decrease of $8 million for amortization of Regulatory Assets.

Other-Than-Temporary Impairments experienced no material change.

Interest Expense increased $2 million due primarily to higher average debt balances.

Income Tax Expense increased $31 million due primarily to higher pre-tax income.

Energy Holdings

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	2011 vs 2010
	Millions
Income from Continuing Operations	$(3)	$7	$(10)
Net Income	$(3)	$7	$(10)

For the three months ended March 31, 2011, the primary reason for the $10 million decrease in Income from Continuing Operations was the absence of any sales of leveraged lease assets in 2011, as compared to gains on sales of leveraged lease assets in 2010.

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

For the three months ended March 31, 2011, our operating cash flow decreased $30 million as compared to the same period in 2010. The net change was due primarily to net changes from Power, PSE&G and Energy Holdings, as discussed below.

Power

Power’s operating cash flow decreased $45 million from $948 million to $903 million for the three months ended March 31, 2011, as compared to the same period in 2010, primarily resulting from lower earnings for the quarter combined with

•	a decrease of $131 million from higher net payments of counterparty payables,

•	$46 million in higher benefit plan funding, and

•	$77 million in higher net cash collateral payments,

•	partially offset by a $166 million increase in net collection of counterparty receivables, and

•	a $44 million net increase in other working capital.

PSE&G

PSE&G’s operating cash flow decreased $3 million from $160 million to $157 million for the three months ended March 31, 2011, as compared to the same period in 2010, due primarily to an increase of $108 million in pension fund contributions and related payments offset by

•	$51 million in higher collections of customer receivables,

•	$44 million of cash savings primarily due to a decrease in accrued federal income taxes, and

•	higher earnings.

Energy Holdings

Energy Holdings’ operating cash flow improved $22 million for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to a net increase in working capital.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of Power, primarily through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Both commercial paper programs are fully back-stopped by their own separate credit facilities.

The commitments under PSEG’s credit facilities are provided by a diverse bank group. As of March 31, 2011, no single institution represented more than 11% of the total commitments in our credit facilities.

As of March 31, 2011, our total credit capacity was in excess of our anticipated maximum liquidity requirements thorough 2011.

Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of March 31, 2011 were as follows:

	As of March 31, 2011
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility (A)	$1,000	$14	(C)	$986	Dec 2012	Commercial Paper (CP) Support/Funding/Letters of Credit

Total PSEG	$1,000	$14		$986

Power
5-year Credit Facility (B)	$1,600	$184	(C)	$1,416	Dec 2012	Funding/Letters of Credit
2-year Credit Facility	350	0		350	July 2011	Funding
Bilateral Credit Facility	100	100	(C)	0	Sept 2015	Letters of Credit

Total Power	$2,050	$284		$1,766

PSE&G
5-year Credit Facility	$600	$21		$579	June 2012	CP Support/Funding/ Letters of Credit

Total PSE&G	$600	$21		$579

Total	$3,650	$319		$3,331

(A)	This facility was reduced by $500 million on April 15, 2011. In December 2011, this facility will be reduced by an additional $23 million.

(B)	In December 2011, this facility will be reduced by $75 million.

(C)	Includes amounts related to letters of credit outstanding.

On April 15, 2011, PSEG, Power and PSE&G entered into new 5-year credit agreements in the amounts of $500 million, $1 billion and $600 million, respectively. These new agreements will expire in April 2016. Concurrently PSEG reduced its existing $1 billion credit facility to $500 million, Power terminated its existing $350 million credit facility, and PSE&G terminated its existing $600 million credit facility. As a result of these changes, Power’s total credit capacity increased by $650 million which increased our total credit capacity to $4.3 billion.

Long-Term Debt Financing

For a discussion of our long-term debt transactions during 2011, see Note 9. Changes in Capitalization.

Common Stock Dividends

	Three Months Ended March 31,
Dividend Payments on Common Stock	2011	2010
Per Share	$0.3425	$0.3425
in Millions	$173	$173

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

Credit Ratings

If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In April 2011, S&P published an updated credit opinion which left the ratings for PSEG, Power and PSE&G unchanged and improved their outlooks to positive from stable. In May 2011, Moody’s affirmed its ratings for PSEG, Power and PSE&G. PSE&G’s outlook was improved to positive from stable while the outlooks at PSEG and Power remain at stable.

	Moody’s(A)	S&P(B)	Fitch(C)
PSEG:
Outlook	Stable	Positive	Stable
Commercial Paper	P2	A2	F2
Power:
Outlook	Stable	Positive	Stable
Senior Notes	Baa1	BBB	BBB+
PSE&G:
Outlook	Positive	Positive	Stable
Mortgage Bonds	A2	A–	A
Commercial Paper	P2	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS

We expect that the majority of funding for our capital requirements over the next three years will come from a combination of internally generated funds and external financings. Our projected construction and investment expenditures through 2013 are consistent with the amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Power

During the three months ended March 31, 2011, Power made $122 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $33 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear. For additional information regarding current projects, see Note 8. Commitments and Contingent Liabilities.

PSE&G

During the three months ended March 31, 2011, PSE&G made $349 million of capital expenditures, including $339 million of investment in plant, primarily for reliability of transmission and distribution systems and $10 million in solar loan investments. This does not include expenditures for cost of removal, net of salvage, of $13 million, which are included in operating cash flows.

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

As of March 31, 2011 and December 31, 2010, trading VaR was $2 million and $1 million, respectively.

For the Three Months Ended March 31, 2011	Trading VaR	Non-Trading MTM VaR

	Millions
95% Confidence level,
Loss could exceed VaR one day in 20 days
Period End	$2	$6
Average for the Period	$1	$8
High	$2	$14
Low	$0	$4
99.5% Confidence level,
Loss could exceed VaR one day in 200 days
Period End	$3	$10
Average for the Period	$1	$12
High	$3	$21
Low	$1	$7

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Controls

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the respective 2010 Annual Reports on Form 10-K of PSEG, Power and PSE&G, see Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

Certain information reported under the 2010 Annual Report on Form 10-K is updated below. References are to the related pages on the Form 10-K as printed and distributed.

Long-Term Capacity Agreement Pilot Program (LCAPP)

December 31, 2010 Form 10-K page 47. In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, New Jersey enacted LCAPP directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. In February 2011, we joined other plaintiffs in an action filed in the United States District Court for the District of New Jersey challenging the constitutionality of the LCAPP Act under the Supremacy and Commerce clauses of the United States Constitution. The complaint seeks declaratory and injunctive relief. Also in February 2011, PSEG and a group of other generators filed a complaint asking FERC to take steps to mitigate the impact of this subsidized generation on the capacity markets, and FERC so acted in an April 2011 order. For additional information, see Item 5. Other Information.

Electric Discount and Energy Competition Act (Competition Act)

December 31, 2010 Form 10-K page 48. In April 2007, PSE&G and Transition Funding were served with a purported class action complaint (Complaint) in New Jersey Superior Court challenging the constitutional validity of certain stranded cost recovery provisions of the Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the Transition Bond Charge (TBC) of Transition Funding, as well as recovery of TBC amounts previously collected. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional.

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

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. The petitioner had previously stated that it would appeal the BPU’s written order to the New Jersey Appellate Division and has until June 6, 2011 to do so.

Con Edison (Con Ed)

December 31, 2010 Form 10-K page 48. In 2001, Con Ed filed a complaint with FERC against PSE&G, PJM and NYISO asserting a failure to comply with agreements between PSE&G and Con Ed covering 1,000 MW of transmission. On September 16, 2010, FERC approved a settlement agreement entered into by PSE&G, Con Ed, PJM, NYISO and others. This settlement provides the basis for moving forward with Con Ed after the current contracts expire in 2012 and settles all issues associated with the existing contracts, including cases pending in the D.C. Circuit Court of Appeals. However, dismissal of these court cases is contingent upon receipt of a final, non-appealable order from the FERC. One party to the proceeding sought rehearing of the FERC approval order, which FERC denied in an order issued on April 8, 2011. The party may appeal this decision and has until June 7, 2011 to do so.

ITEM 1A.	RISK FACTORS

The Risk Factor shown below is to be added to those disclosed in Part I Item 1A of our 2010 Annual Reports on Form 10-K.

Challenges associated with retention of a qualified workforce could adversely impact our businesses.

Our operations depend on the retention of a skilled workforce. The loss or retirement of key executives or other employees, including those with the specialized knowledge required to support our generation, transmission and distribution operations, could result in various operational challenges. These challenges may include the lack of appropriate replacements, the loss of institutional and industry knowledge and the increased costs to hire and train new personnel. This has the potential to become more critical over the next several years as a growing number of employees become eligible to retire.

In addition, because a significant portion of our employees are covered under collective bargaining agreements, our success will depend on our ability to successfully renegotiate these agreements as they expire. Inability to do so may result in employee strikes or work stoppages which would disrupt our operations and could also result in increased costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2011:

Three Months Ended March 31, 2011	Total Number of Shares Purchased	Average Price Paid per Share
January 1-January 31	0	$0
February 1-February 28	0	$0
March 1-March 31	158,328	$32.15

ITEM 5.	OTHER INFORMATION

Certain information reported under the 2010 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2010 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

EMPLOYEE RELATIONS

December 31, 2010 Form 10-K page 17. One of the collective bargaining agreements at PSE&G was set to expire on April 30, 2011. In an effort to continue negotiations, PSE&G and the union, which represents customer operations employees, have agreed to extend the contract to May 6, 2011.

FEDERAL REGULATION

FERC

Capacity Market Issues

December 31, 2010 Form 10-K page 19. In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, on January 28, 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. On March 29, 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of 1,949 MWs of new combined-cycle generating facilities located in New Jersey. The BPU decision requires the New Jersey electric distribution companies, including PSE&G, to execute the BPU approved financially settled standard offer capacity agreements (SOCAs) with each of the three selected generators. The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for the electric distribution companies (EDCs) to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. On April 8, 2011 the EDCs jointly filed a motion for reconsideration of the BPU’s March 29 order, arguing that the order violated due process and failed to comply with the LCAPP Act. This motion for reconsideration is pending at the BPU.

Each of the New Jersey EDCs, including PSE&G, executed SOCAs with the three generators in compliance with the BPU’s directive, but did so under protest reserving its legal rights. On April 27, 2011, the BPU approved the executed contracts and also announced that it will convene a proceeding to consider whether current mechanisms are adequate to incent needed generation construction in New Jersey.

In an effort to prevent the LCAPP Act and other similar state actions from harming competitive wholesale markets, PSEG joined a group of generators and filed a complaint at FERC on February 1, 2011 which sought to correct a flaw in the PJM tariff that allowed for the artificial suppression of capacity prices by “buy side” resources. With a similar objective, on February 11, 2011, PJM filed with FERC to update and simplify the minimum offer price rule (MOPR). While there were some differences in the relief sought by the generator complaint and the PJM filing, both filings sought changes to the same MOPR tariff provisions for the purposes of preventing subsidized generation from artificially depressing the wholesale capacity markets. On April 12, 2011, FERC issued an order making effective changes to the PJM Tariff that would require new generation to clear in the RPM at competitive prices. In response to this FERC order, the BPU issued a press release indicating that it may pursue other available options.

The LCAPP Act is also being challenged in court. PSEG joined a group filing a complaint in federal district court arguing that the legislation is unconstitutional and should be invalidated. This court action is pending.

Transmission Regulation – Transmission Expansion

December 31, 2010 Form 10-K page 20. We have not received certain environmental approvals that are required for each of the Eastern and Western segments of the Susquehanna-Roseland line and believe that it is now unlikely that we will obtain these approvals until early 2013, at the earliest. The Western portion of the line also requires certain permits from the National Park Service. In May, we received a letter from the National Park Service that postpones the agency’s issuance of a Record of Decision for this project until January 2013, which represents a three month delay from the previous schedule. We are currently evaluating this additional delay from the National Park Service and any resulting impact on the previously expected in- service date of June 2014 for the Eastern segment and June 2015 for the Western segment. Further delays are also possible for both portions. Delays in the construction schedule could impact the timing of expected transmission revenues.

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

In December 2008, PJM approved another 500 kV transmission project, originating in Branchburg and ending in Hudson County, New Jersey, with an estimated cost of $1.1 billion. In December 2009, FERC granted our request for the same incentive rate treatment on this project as the Susquehanna-Roseland line. Subsequently, PJM approved a modified 230 kV project, in place of the 500 kV line, originating in Roseland and terminating in Hudson County, at an estimated cost of up to $700 million (“North East Grid” project). The project has an expected in-service date of June 2015. Development and siting activities for this project are expected to commence in 2011. In November 2010, we filed a notice with FERC regarding the change in project scope. The BPU and the New Jersey Division of Rate Counsel each filed objections to the continuation of the previously-awarded rate incentives to the reconfigured project. We have filed responsive pleadings and believe that the modified project should be eligible for the same rate incentives as the original project, but the matter remains pending at FERC.

PJM has approved in its Regional Transmission Expansion Plan several other 230 kV transmission projects to be constructed by PSE&G. PSE&G filed at FERC for recovery of CWIP in rate base for four of these projects (Burlington-Camden project, North Central Reliability project (formerly known as the “West Orange” project), Middlesex Switch Rack project and Bayonne-Marion project) and 100% abandonment cost recovery for these projects. On December 30, 2010, the FERC denied PSE&G’s request without prejudice, finding that PSE&G had not met the requirements for incentive treatment on a project-by-project basis and affording PSE&G the option to re-file and justify the requested incentives on a project-by-project, rather than on an aggregate, basis. On April 14, 2011, we filed such a petition with FERC seeking incentive rates for the four above-listed projects, as well as the Mickleton-Gloucester-Camden project. The total estimated capital investment for the five projects is approximately $1.3 billion. For each of these projects, PSE&G has requested inclusion of 100% of CWIP in rate base and recovery of 100% of prudently incurred abandonment costs with an effective date of June 14, 2011.

Commodity Futures Trading Commission (CFTC)

December 31, 2010 Form 10-K page 22. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in an attempt to reduce systemic risk in the financial markets thereby preventing future financial crises and market issues such as those experienced recently. As part of this new legislation, the SEC and the CFTC will be implementing new rules to enact stricter regulation over swaps and derivatives since many of the issues experienced were caused by derivative trading in connection with mortgage loans. Additionally, the Dodd-Frank Act will require many swaps and other derivative transactions to be standardized and traded on exchanges or other Derivative Clearing Organizations (DCOs).

CFTC has issued Notice of Proposed Rulemakings (NOPRs) on many of the key issues, including:

•	defining swaps,

•	defining swap dealers and major swap participants,

•	the end-user exception from clearing requirements,

•	position limits,

•	margin requirements,

•	capital requirements, and

•	reporting requirements.

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

Under the margin requirement NOPR, no margin would be applied to any transaction with an end-user, except for a proposal for banks that would impose a one-way margin flowing from the end-user to the bank for any transaction that exceeds a credit threshold set by the bank.

We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

Nuclear Regulatory Commission (NRC)

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the NRC will be performing additional operational and safety reviews of nuclear facilities in the US. These reviews and the lessons learned from the events in Japan may result in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants meet the stringent applicable design and safety specifications of the NRC. In addition, in April 2011, a petition was filed with the NRC seeking suspension of the operating licenses of all General Electric (GE) boiling water reactors (BWRs) utilizing the Mark 1 containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with its operational and safety reviews or any other regulatory or industry responses to the events in Japan.

STATE REGULATION

Rates

Retail Gas Transportation Rates

December 31, 2010 Form 10-K page 23. Several stakeholder meetings have been held and briefs were submitted at the end of January 2011. The matter remains pending at the BPU.

SBC/NGC

December 31, 2010 Form 10-K page 26. In July 2009, a revision was filed requesting an increase in SBC/NGC rates of $104 million and $15 million for electric and gas, respectively. The Administrative Law Judge (ALJ) issued an initial decision in April 2010 that recommended a revenue increase of $119 million and a disallowance of approximately $254,000 in PJM costs from the NGC and approximately $540,000 of interest that accrued on the electric SBC. Although we filed exceptions to the recommendation, the BPU issued a written order in June 2010, adopting the ALJ’s initial decision. We filed a notice of appeal in August 2010 regarding the disallowances related to the NGC and electric SBC. The appeal was denied by the Superior Court of the New Jersey Appellate Division in March 2011.

In August 2010, we made our 2010 annual SBC/NGC filing requesting an $85.4 million electric increase and a $17.2 million gas decrease. On February 11, 2011, we filed a stipulation of settlement with the ALJ. The stipulation was executed by all parties and will allow us to increase electric SBC/NGC rates by $85.4 million and decrease gas SBC rates by $17.2 million, both on an annual basis. The stipulation was approved by the ALJ and adopted by the BPU by written order dated March 9, 2011, with rates effective April 1, 2011.

Remediation Adjustment Clause (RAC)

December 31, 2010 Form 10-K page 26. In November 2010, we filed a RAC 18 petition with the BPU requesting an increase in electric and gas RAC rates of approximately $3 million and $1 million, respectively. We are engaging in settlement discussions with the various parties.

Energy Supply

BGSS

December 31, 2010 Form 10-K page 27. In July 2010, PSE&G made its annual BGSS filing with the BPU. The filing requested a decrease in annual BGSS revenue of $123 million, excluding sales and use tax, to be effective October 1, 2010. This represented a reduction of approximately 6.8% for a typical residential gas heating customer. The new BGSS rate was approved by the BPU in September 2010, on a provisional basis, and was made effective immediately. Subsequent to these two reductions, we filed and self-implemented an additional reduction to the BGSS rate in December. This reduction targeted an approximate $69 million decrease in the BGSS deferred balance. The reduction in the BGSS-Residential Service Gas Commodity Charge for a typical gas residential heating customer was a decrease of approximately 5%. In March 2011, the BPU approved a stipulation that makes the current rate final and resolves all issues in the proceeding.

Energy Policy

New Jersey Energy Master Plan (EMP)

December 31, 2010 Form 10-K page 27. On October 1, 2010, we filed a petition with the BPU for an increase in the RGGI Recovery Charge (RRC), seeking to recover approximately $48 million in electric revenue and $11 million in gas revenue on an annual basis. The required annual filing seeks to reset the RRC rate components for five programs. These include Carbon Abatement, the Energy Efficiency Economic Stimulus Program, the Demand Response Program, Solar 4 All, and the Solar Loan II Program.

During 2010, the Governor of New Jersey directed the BPU to review the State’s current EMP. We expect the BPU to release a new draft EMP during the first half of 2011 with a final plan expected to be completed later in the year. We cannot predict what modifications or new goals will be included in the new EMP or the potential impacts to our businesses.

Capital Economic Stimulus Infrastructure Program

December 31, 2010 Form 10-K page 29. In January 2009, we filed for approval of a capital economic stimulus infrastructure investment program. Under this initiative, we proposed to undertake $698 million of capital infrastructure investments over a 24 month period. The goal of these accelerated capital investments is to help improve the State’s economy through the creation of new jobs. We made this filing in response to the Governor of New Jersey’s proposal to help revive the economy through job growth and capital spending.

In April 2009, the BPU approved a settlement agreement which identified 38 qualifying projects totaling $694 million. The Capital Adjustment Charge (CAC) will be adjusted each January based on forecasted program expenditures and will be subject to deferred accounting.

We spent $180 million on approved infrastructure projects in 2009 and collected approximately $11 million through the CAC.

The CAC rates were adjusted on a provisional basis on January 1, 2010. At the conclusion of our base rate case in June and July 2010, the infrastructure projects that were placed in service through the end of 2009 were rolled into rate base rate and the CAC rates were adjusted accordingly, again on a provisional basis. We spent $408 million on approved infrastructure projects in 2010 and collected approximately $36 million through the CAC.

In November 2010, we made our second annual filing seeking an update to the CAC rates that would provide for approximately $25 million through June 2011 to cover the remaining $108 million infrastructure investments under the program.

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

Carbon Abatement Program

December 31, 2010 Form 10-K page 29. The BPU approved our proposal to invest up to $46 million over four years on a small scale carbon abatement program across specific customer segments. For each year of the program we will file a petition on October 1 to set forth the calculation of the electric and gas recovery charges for the subsequent year. The BPU approved a rate increase in December 2009, which resulted in a net annual revenue increase of $1.9 million in 2010. The petition filed in October 2010 for setting the recovery charges for 2011 is still pending. As of March 31, 2011, $25 million of the approved $46 million investment had been spent on energy efficiency measures.

ENVIRONMENTAL MATTERS

Air Pollution Control

Hazardous Air Pollutants Regulation

December 31, 2010 Form 10-K page 32. In accordance with a court ruling, the EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which is expected to be finalized by November 2011. This regulation includes mercury reduction and other hazardous air pollutants pursuant to the Clean Air Act. In preparation for this action, the EPA solicited extensive stack-testing information from many coal and oil fired electric generating units through a mandatory Information Collection Request (ICR). We participated in this ICR and submitted the required information in 2010. According to the prescriptive MACT process, the EPA will select an emission rate from the best performing units, by pollutant and/or surrogate, and units within a given category yet to be determined will have to have a lower emission rate than the selected rate by a set date, typically three to five years after the final rule. Until the final rule is adopted, the impact cannot be determined; however, if the rule is adopted as proposed, Power believes the back end technology environmental controls recently installed at its Hudson and Mercer coal facilities should meet the rule’s requirements. At Power’s Connecticut facilities, some additional controls could be necessary, pending engineering evaluation. The impact to Power’s jointly owned coal fired generating facilities in Pennsylvania is under evaluation.

Water Pollution Control

Permit Renewals

December 31, 2010 Form 10-K page 33. The use of cooling water is a significant part of the generation of electricity at steam-electric generating stations. Section 316(b) of the Federal Water Pollution Control Act requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. The impact of regulations under Section 316(b) can be significant, particularly at steam-electric generating stations which do not have closed cycle cooling through the use of cooling towers to recycle water for cooling purposes. The installation of cooling towers at an existing generating station can impose significant engineering challenges and significant costs, which can affect the economic viability of a particular plant. In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule.

On April 20, 2011, the EPA published the proposed rule and comments are due 90 days thereafter. The proposed rule would establish a separate marine life entrainment mortality standard as well as new impingement mortality standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. The proposed impingement standard requires that such facilities must meet specific numeric criteria to comply, while the proposed entrainment standard provides for a site specific, case-by-case BTA assessment for mortality reduction. If the rule were to be adopted as proposed, the majority of our electric generating could be affected as they employ once-through cooling utilizing tidal river and tidal waters.

We are in the process of reviewing the proposed rule and assessing its potential impact on our generating facilities. We expect to file comments on the proposed rulemaking with the EPA within the prescribed time. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations which could be material. See Note 8. Commitments and Contingent Liabilities for additional information.

Conemaugh NPDES permit

In April 2007, a Clean Water Act citizen suit was brought against GenOn Northeast Management Company (then known as Reliant Energy Northeast Management Company) (GenOn), as operator of the 1,711 MW Conemaugh Generating Station (Conemaugh), seeking civil penalties and injunctive relief for alleged violations of Conemaugh’s National Pollutant Discharge Elimination System (NPDES) permit. We have a 22.5% percent ownership interest in Conemaugh. Pursuant to a Consent Order and Agreement between Pennsylvania Department of Environmental Protection (PADEP) and GenOn, a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for flue gas desulfurization effluent has been designed (awaiting final PADEP approval for construction), in order to comply with the limits set in Conemaugh’s NPDES permit. On March 21, 2011, the court entered a partial summary judgment in the plaintiffs’ favor, declaring as a matter of law that discharges from Conemaugh had violated the NPDES permit. The case is set for a non-jury trial starting on June 1, 2011, at which the Court will determine what, if any, civil penalties and injunctive relief might be appropriate. If plaintiffs are ultimately successful, we could incur costs associated with civil penalties and the implementation of additional discharge reductions, in proportion to our share of ownership.

AMENDED EMPLOYMENT AGREEMENT WITH EXECUTIVE OFFICER

In our Proxy Statement for the 2011 Annual Meeting of Stockholders, we reported on a proposed amendment to the employment agreement with Randall E. Mehrberg, Executive Vice President—Strategy and Development of PSEG and President and Chief Operating Officer of Energy Holdings, originally effective September 8, 2008. The original agreement provided, among other things, that upon a termination by us without cause Mr. Mehrberg would receive full vesting of restricted stock and restricted stock units awarded under our 2004 Long-Term Incentive Plan (LTIP) unless a change in such provisions of the LTIP is applicable to all employees similar to Mr. Mehrberg. Subsequently, the applicable provisions of such awards under the LTIP provided for forfeiture upon a termination without cause. On May 4, 2011, we entered into the proposed amendment with Mr. Mehrberg and included a provision that provides for full vesting without proration of awards under our LTIP under certain circumstances if Mr. Mehrberg is terminated by us without cause between September 8, 2012 and December 31, 2016. For a complete recitation of all the terms of the amended employment agreement and the conditions under which Mr. Mehrberg may receive full vesting without proration, see Exhibit 10.2.

ITEM 6.	EXHIBITS

A listing of exhibits being filed with this document is as follows:

a. PSEG:

Exhibit 10:	Amended and Restated Key Executive Severance Plan

Exhibit 10.1:	2004 Long-Term Incentive Plan, as amended

Exhibit 10.2:	Amendment to Employment Agreement with Randall Mehrberg, dated as of May 4, 2011

Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)

Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

*	XBRL information is furnished, not filed.

b. Power:

Exhibit 10:	Amended and Restated Key Executive Severance Plan

Exhibit 10.1:	2004 Long-Term Incentive Plan, as amended

Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31.3:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.3:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

c. PSE&G:

Exhibit 10:	Amended and Restated Key Executive Severance Plan

Exhibit 10.1:	2004 Long-Term Incentive Plan, as amended

Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31.5:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.5:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

Date: May 5, 2011

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

Date: May 5, 2011

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

Date: May 5, 2011