Form 10-Q
period 2011-06-30
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2011-08-03
CIK 81033, 788784, 1158659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Public Service Enterprise Group Incorporated	Yes ☒	No ☐
PSEG Power LLC	Yes ☒	No ☐
Public Service Electric and Gas Company	Yes ☒	No ☐

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 15, 2011, Public Service Enterprise Group Incorporated had outstanding 505,904,733 shares of its sole class of Common Stock, without par value.

As of July 15, 2011, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “will,” “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1. Financial Statements—Note 8. Commitments and Contingent Liabilities, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other factors discussed in filings we make with the United States Securities and Exchange Commission (SEC). These factors include, but are not limited to:

•

adverse changes in energy industry law, policies and regulation, including market structures and a potential shift away from competitive markets toward subsidized market mechanisms, transmission planning and cost allocation rules, including rules regarding how transmission is planned and who is permitted to build transmission in the future, and reliability standards,

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

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and trading risks,

•	any deterioration in our credit quality or the credit quality of our counterparties,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	adverse changes in the demand for or price of the capacity and energy that we sell into wholesale electricity markets,

•	increase in competition in energy markets in which we compete,

•	challenges associated with recruitment and /or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in discount rates and funding requirements, and

•	changes in technology and customer usage patterns.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$2,469	$2,361	$5,823	$5,934
OPERATING EXPENSES
Energy Costs	1,010	1,072	2,573	2,760
Operation and Maintenance	575	601	1,226	1,271
Depreciation and Amortization	235	229	476	456
Taxes Other Than Income Taxes	28	28	71	70

Total Operating Expenses	1,848	1,930	4,346	4,557

OPERATING INCOME	621	431	1,477	1,377
Income from Equity Method Investments	4	5	7	8
Other Income	55	47	131	90
Other Deductions	(15)	(12)	(28)	(28)
Other-Than-Temporary Impairments	(1)	(5)	(5)	(6)
Interest Expense	(117)	(120)	(244)	(236)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	547	346	1,338	1,205
Income Tax (Expense) Benefit	(227)	(124)	(556)	(485)

INCOME FROM CONTINUING OPERATIONS	320	222	782	720
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $0 and $(4) for the quarters and $(36) and $1 for the six months ended 2011 and 2010, respectively	3	2	67	(5)

NET INCOME	$323	$224	$849	$715

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,988	506,109	505,984	506,030

DILUTED	506,761	507,091	506,945	507,119

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.63	$0.44	$1.55	$1.42

NET INCOME	$0.63	$0.44	$1.68	$1.41

DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.63	$0.44	$1.54	$1.42

NET INCOME	$0.63	$0.44	$1.67	$1.41

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3425	$0.3425	$0.6850	$0.6850

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$159	$280
Accounts Receivable, net of allowances of $69 and $68 in 2011 and 2010, respectively	1,128	1,387
Tax Receivable	96	689
Unbilled Revenues	262	400
Fuel	565	666
Materials and Supplies, net	359	359
Prepayments	446	204
Derivative Contracts	135	182
Assets of Discontinued Operations	294	564
Deferred Income Taxes	96	43
Regulatory Assets	135	155
Other	111	122

Total Current Assets	3,786	5,051

PROPERTY, PLANT AND EQUIPMENT	24,056	23,272
Less: Accumulated Depreciation and Amortization	(7,162)	(6,882)

Net Property, Plant and Equipment	16,894	16,390

NONCURRENT ASSETS
Regulatory Assets	3,371	3,736
Regulatory Assets of Variable Interest Entities (VIEs)	1,032	1,128
Long-Term Investments	1,654	1,623
Nuclear Decommissioning Trust (NDT) Funds	1,441	1,363
Other Special Funds	168	160
Goodwill	16	16
Other Intangibles	142	136
Derivative Contracts	63	79
Restricted Cash of VIEs	21	21
Other	201	206

Total Noncurrent Assets	8,109	8,468

TOTAL ASSETS	$28,789	$29,909

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$976	$915
Securitization Debt of VIEs Due Within One Year	211	206
Commercial Paper and Loans	298	64
Accounts Payable	1,018	1,176
Derivative Contracts	67	103
Accrued Interest	98	108
Accrued Taxes	25	49
Clean Energy Program	215	195
Obligation to Return Cash Collateral	107	104
Regulatory Liabilities	156	174
Liabilities of Discontinued Operations	51	72
Other	308	319

Total Current Liabilities	3,530	3,485

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,121	5,129
Regulatory Liabilities	241	285
Regulatory Liabilities of VIEs	9	8
Asset Retirement Obligations	475	461
Other Postretirement Benefit (OPEB) Costs	949	967
Accrued Pension Costs	198	788
Clean Energy Program	120	235
Environmental Costs	646	669
Derivative Contracts	21	22
Long-Term Accrued Taxes	223	248
Other	82	152

Total Noncurrent Liabilities	8,085	8,964

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,180	6,834
Securitization Debt of VIEs	838	939
Project Level, Non-Recourse Debt	45	46

Total Long-Term Debt	7,063	7,819

STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2011 and 2010—533,556,660 shares	4,812	4,807
Treasury Stock, at cost, 2011—27,651,927 shares; 2010—27,582,437 shares	(601)	(593)
Retained Earnings	6,077	5,575
Accumulated Other Comprehensive Loss	(179)	(156)

Total Common Stockholders’ Equity	10,109	9,633
Noncontrolling Interest	2	8

Total Stockholders’ Equity	10,111	9,641

Total Capitalization	17,174	17,460

TOTAL LIABILITIES AND CAPITALIZATION	$28,789	$29,909

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$849	$715
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(82)	0
Depreciation and Amortization	483	465
Amortization of Nuclear Fuel	75	68
Provision for Deferred Income Taxes (Other than Leases) and ITC	(28)	72
Non-Cash Employee Benefit Plan Costs	101	158
Net (Gain) Loss on Lease Investments	(1)	(16)
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(21)	(172)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	35	2
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	23	(2)
Over (Under) Recovery of Societal Benefits Charge (SBC)	(19)	1
Market Transition Charge Refund	(29)	122
Cost of Removal	(25)	(32)
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(93)	(48)
Net Change in Tax Receivable	593	0
Net Change in Certain Current Assets and Liabilities	(2)	(364)
Employee Benefit Plan Funding and Related Payments	(465)	(464)
Other	1	15

Net Cash Provided By (Used In) Operating Activities	1,395	520

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,002)	(911)
Proceeds from Sale of Discontinued Operations	352	0
Proceeds from the Sale of Capital Leases and Investments	0	161
Proceeds from Sales of Available-for-Sale Securities	657	426
Investments in Available-for-Sale Securities	(676)	(439)
Other	(4)	8

Net Cash Provided By (Used In) Investing Activities	(673)	(755)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	234	(141)
Issuance of Long-Term Debt	0	1,194
Redemption of Long-Term Debt	(606)	(548)
Repayment of Non-Recourse Debt	(1)	(2)
Redemption of Securitization Debt	(96)	(91)
Cash Dividends Paid on Common Stock	(347)	(347)
Redemption of Preferred Securities	0	(80)
Other	(27)	(43)

Net Cash Provided By (Used In) Financing Activities	(843)	(58)

Net Increase (Decrease) in Cash and Cash Equivalents	(121)	(293)
Cash and Cash Equivalents at Beginning of Period	280	350

Cash and Cash Equivalents at End of Period	$159	$57

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$57	$645
Interest Paid, Net of Amounts Capitalized	$259	$227

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$1,285	$1,264	$3,252	$3,460
OPERATING EXPENSES
Energy Costs	603	612	1,738	1,863
Operation and Maintenance	271	260	548	511
Depreciation and Amortization	56	44	110	87

Total Operating Expenses	930	916	2,396	2,461

OPERATING INCOME	355	348	856	999
Other Income	49	43	119	82
Other Deductions	(14)	(13)	(26)	(27)
Other-Than-Temporary Impairments	(1)	(5)	(3)	(6)
Interest Expense	(41)	(42)	(92)	(82)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	348	331	854	966
Income Tax (Expense) Benefit	(143)	(129)	(352)	(393)

INCOME FROM CONTINUING OPERATIONS	205	202	502	573
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $0 and ($4) for the quarters and ($36) and $1 for the six months ended 2011 and 2010, respectively	3	2	67	(5)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$208	$204	$569	$568

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14	$11
Accounts Receivable	352	511
Accounts Receivable—Affiliated Companies, net	98	782
Short-Term Loan to Affiliate	609	398
Fuel	565	666
Materials and Supplies, net	267	269
Derivative Contracts	115	163
Prepayments	38	80
Assets of Discontinued Operations	294	564

Total Current Assets	2,352	3,444

PROPERTY, PLANT AND EQUIPMENT	8,867	8,643
Less: Accumulated Depreciation and Amortization	(2,457)	(2,301)

Net Property, Plant and Equipment	6,410	6,342

NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Funds	1,441	1,363
Goodwill	16	16
Other Intangibles	142	130
Other Special Funds	32	32
Derivative Contracts	26	42
Long-Term Accrued Taxes	20	16
Other	78	67

Total Noncurrent Assets	1,755	1,666

TOTAL ASSETS	$10,517	$11,452

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$711	$650
Accounts Payable	541	643
Derivative Contracts	58	91
Deferred Income Taxes	11	64
Accrued Interest	30	40
Liabilities of Discontinued Operations	51	72
Other	87	91

Total Current Liabilities	1,489	1,651

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,082	1,146
Asset Retirement Obligations	250	242
Other Postretirement Benefit (OPEB) Costs	156	151
Derivative Contracts	21	22
Accrued Pension Costs	77	253
Environmental Costs	51	51
Other	37	104

Total Noncurrent Liabilities	1,674	1,969

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,140	2,805

MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,299	4,080
Accumulated Other Comprehensive Loss	(127)	(95)

Total Member’s Equity	5,214	5,027

TOTAL LIABILITIES AND MEMBER’S EQUITY	$10,517	$11,452

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$569	$568
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(82)	0
Depreciation and Amortization	116	96
Amortization of Nuclear Fuel	75	68
Provision for Deferred Income Taxes and ITC	(92)	83
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	35	2
Non-Cash Employee Benefit Plan Costs	24	36
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(93)	(48)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	99	138
Margin Deposit	(54)	(76)
Accounts Receivable	162	(18)
Accounts Payable	(141)	(50)
Accounts Receivable/Payable-Affiliated Companies, net	649	118
Other Current Assets and Liabilities	10	(56)
Employee Benefit Plan Funding and Related Payments	(125)	(130)
Other	(6)	23

Net Cash Provided By (Used In) Operating Activities	1,146	754

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(323)	(328)
Proceeds from Sale of Discontinued Operations	352	0
Proceeds from Sales of Available-for-Sale Securities	657	426
Investments in Available-for-Sale Securities	(672)	(439)
Short-Term Loan—Affiliated Company, net	(211)	(276)
Other	16	22

Net Cash Provided By (Used In) Investing Activities	(181)	(595)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	0	594
Cash Dividend Paid	(350)	(350)
Redemption of Long-Term Debt	(606)	(248)
Short-Term Loan—Affiliated Company, net	0	(194)
Cash Payment for Debt Exchange	0	(13)
Other	(6)	(4)

Net Cash Provided By (Used In) Financing Activities	(962)	(215)

Net Increase (Decrease) in Cash and Cash Equivalents	3	(56)
Cash and Cash Equivalents at Beginning of Period	11	64

Cash and Cash Equivalents at End of Period	$14	$8

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$69	404
Interest Paid, Net of Amounts Capitalized	$101	$78

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$1,571	$1,536	$3,877	$3,980
OPERATING EXPENSES
Energy Costs	815	917	2,181	2,457
Operation and Maintenance	304	343	672	757
Depreciation and Amortization	172	177	351	354
Taxes Other Than Income Taxes	28	28	71	70

Total Operating Expenses	1,319	1,465	3,275	3,638

OPERATING INCOME	252	71	602	342
Other Income	4	3	9	8
Other Deductions	0	0	(1)	(1)
Other-Than-Temporary Impairments	0	0	(1)	0
Interest Expense	(78)	(80)	(157)	(157)

INCOME BEFORE INCOME TAXES	178	(6)	452	192
Income Tax (Expense) Benefit	(73)	9	(184)	(71)

NET INCOME	105	3	268	121
Preferred Stock Dividends	0	0	0	(1)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$105	$3	$268	$120

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$26	$245
Accounts Receivable, net of allowances of $69 in 2011 and $67 in 2010, respectively	766	832
Accounts Receivable—Affiliated Companies, net	19	0
Unbilled Revenues	262	400
Materials and Supplies	92	90
Prepayments	351	117
Regulatory Assets	135	155
Other	32	19

Total Current Assets	1,683	1,858

PROPERTY, PLANT AND EQUIPMENT	14,612	14,068
Less: Accumulated Depreciation and Amortization	(4,431)	(4,326)

Net Property, Plant and Equipment	10,181	9,742

NONCURRENT ASSETS
Regulatory Assets	3,371	3,736
Regulatory Assets of VIEs	1,032	1,128
Long-Term Investments	252	230
Other Special Funds	56	54
Derivative Contracts	10	17
Restricted Cash of VIEs	21	21
Other	91	87

Total Noncurrent Assets	4,833	5,273

TOTAL ASSETS	$16,697	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$264	$264
Securitization Debt of VIEs Due Within One Year	211	206
Commercial Paper and Loans	298	0
Accounts Payable	367	406
Accounts Payable—Affiliated Companies, net	0	85
Accrued Interest	65	65
Clean Energy Program	215	195
Derivative Contracts	9	12
Deferred Income Taxes	23	19
Obligation to Return Cash Collateral	107	104
Regulatory Liabilities	156	174
Other	212	229

Total Current Liabilities	1,927	1,759

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,193	3,127
Other Postretirement Benefit (OPEB) Costs	747	770
Accrued Pension Costs	23	377
Regulatory Liabilities	241	285
Regulatory Liabilities of VIEs	9	8
Clean Energy Program	120	235
Environmental Costs	594	617
Asset Retirement Obligations	221	216
Long-Term Accrued Taxes	47	74
Other	24	23

Total Noncurrent Liabilities	5,219	5,732

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	4,020	4,019
Securitization Debt of VIEs	838	939

Total Long-Term Debt	4,858	4,958

STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2011 and 2010—132,450,344 shares	892	892
Contributed Capital	420	420
Basis Adjustment	986	986
Retained Earnings	2,394	2,126
Accumulated Other Comprehensive Income	1	0

Total Stockholder’s Equity	4,693	4,424

Total Capitalization	9,551	9,382

TOTAL LIABILITIES AND CAPITALIZATION	$16,697	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For The Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$268	$121
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	351	354
Provision for Deferred Income Taxes and ITC	65	(29)
Non-Cash Employee Benefit Plan Costs	67	108
Cost of Removal	(25)	(32)
Market Transition Charge (MTC) Refund	(29)	122
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	23	(2)
Over (Under) Recovery of SBC	(19)	1
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	204	90
Materials and Supplies	(2)	(15)
Prepayments	(234)	(254)
Accounts Receivable/Payable-Affiliated Companies, net	(65)	(220)
Other Current Assets and Liabilities	(30)	42
Employee Benefit Plan Funding and Related Payments	(294)	(287)
Other	(1)	(20)

Net Cash Provided By (Used In) Operating Activities	279	(21)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(674)	(530)
Solar Loan Investments	(23)	(11)
Other	0	(4)

Net Cash Provided By (Used In) Investing Activities	(697)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	298	223
Issuance of Long-Term Debt	0	600
Redemption of Long-Term Debt	0	(300)
Redemption of Securitization Debt	(96)	(91)
Redemption of Preferred Securities	0	(80)
Other	(3)	(7)

Net Cash Provided By (Used In) Financing Activities	199	345

Net Increase (Decrease) In Cash and Cash Equivalents	(219)	(221)
Cash and Cash Equivalents at Beginning of Period	245	240

Cash and Cash Equivalents at End of Period	$26	$19

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(44)	$82
Interest Paid, Net of Amounts Capitalized	$153	$153

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

•

PSEG Energy Holdings L.L.C. (Energy Holdings)—which has invested in leveraged leases and owns and operates primarily domestic projects engaged in the generation of energy through its direct wholly owned subsidiaries. Certain Energy Holdings’ subsidiaries are subject to regulation by FERC and the states in which they operate. Energy Holdings has also invested in solar generation projects and is exploring opportunities for other investments in renewable generation.

•	PSEG Services Corporation (Services)—which provides management and administrative and general services to PSEG and its subsidiaries at cost.

Basis of Presentation

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in the Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

During 2011, Power reached agreements to sell its two generating facilities located in Texas that were owned and operated by its subsidiary, PSEG Texas. As a result, amounts related to these plants have been reclassified as Discontinued Operations in the financial statements. See Note 4. Discontinued Operations and Dispositions for additional information.

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

New Accounting Standards Issued But Not Yet Adopted

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (IFRS)

This accounting standard was issued to update guidance related to fair value measurements and disclosures as a step towards achieving convergence between US GAAP and IFRS. The updated guidance

•	clarifies intent about application of existing fair value measurements and disclosures,

•	changes some requirements for fair value measurements, and

•	requires expanded disclosures.

This guidance is effective for interim and annual periods beginning after December 15, 2011. We believe our adoption of the new guidance on January 1, 2012 will not have an impact on our consolidated financial position, results of operations or cash flows; however, it will result in expanded disclosures.

Presentation of Comprehensive Income

This accounting standard was issued on the presentation of comprehensive income as a step towards achieving convergence between US GAAP and IFRS. The updated guidance

•

allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, and

•	eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.

This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We believe that the adoption of the new guidance on January 1, 2012 will not have an impact on our consolidated financial position, results of operations or cash flows, but will change the presentation of the components of other comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Variable Interest Entities (VIEs)

Variable Interest Entities for which PSE&G is the Primary Beneficiary

PSE&G is the primary beneficiary and consolidates two marginally capitalized VIEs, PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which is pledged as collateral to a trustee. PSE&G acts as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds are remitted to Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs.

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

PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of June 30, 2011 and December 31, 2010. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding and Transition Funding II during the first half of 2011 or in 2010. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding and Transition Funding II.

Note 4. Discontinued Operations and Dispositions

Discontinued Operations

Power

In March 2011, Power completed the sale of its 1,000 MW gas-fired Guadalupe generating facility for a total purchase price of $352 million, resulting in an after-tax gain of $54 million.

In July 2011, Power completed the sale of its 1,000 MW gas-fired Odessa generating facility for approximately $335 million, resulting in an after-tax gain of approximately $25 million. The closing of the Odessa sale completes the Texas asset sale process announced by Power in early 2011.

PSEG Texas’ operating results for the three months and six months ended June 30, 2011 and 2010, which were reclassified to Discontinued Operations, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Millions
Operating Revenues	$29	$94	$92	$201
Income (Loss ) Before Income Taxes	$2	$6	$20	$(6)
Net Income (Loss)	$2	$2	$13	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The carrying amounts of PSEG Texas’ assets and liabilities as of June 30, 2011 and December 31, 2010 are summarized in the following table:

	As of June 30,	As of December 31,
	2011	2010
	Millions
Current Assets	$16	$28
Noncurrent Assets	278	536

Total Assets of Discontinued Operations	$294	$564

Current Liabilities	$15	$28
Noncurrent Liabilities	36	44

Total Liabilities of Discontinued Operations	$51	$72

Dispositions

Leveraged Leases

During the first six months of 2010, Energy Holdings sold its interest in three leveraged leases, including two international leases for which the IRS has indicated its intention to disallow certain tax deductions taken in prior years.

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Proceeds from Sales	$55	$161
Gain on Sales, after-tax	$4	$12

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

Credit Risk Profile Based on Payment Activity	As of	As of
	June 30,	December 31,
Consumer Loans	2011	2010
	Millions
Performing
Commercial/Industrial	$80	$62
Residential	6	4

	$86	$66

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Energy Holdings

Energy Holdings has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables by Energy Holdings on its equity investments over the lease terms plus the estimated residual values at end of lease term, and are reduced for any income on the leases not yet earned. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets. The table below shows Energy Holdings’ gross and net lease investment as of June 30, 2011 and December 31, 2010, respectively.

	As of June 30,	As of December 31,
	2011	2010
	Millions
Lease Receivables (net of Non-Recourse Debt)	$885	$896
Estimated Residual Value of Leased Assets	891	905

	1,776	1,801
Unearned and Deferred Income	(523)	(546)

Gross Investments in Leases	1,253	1,255
Deferred Tax Liabilities	(888)	(899)

Net Investment in Leases	$365	$356

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. “Not Rated” counterparties relate to investments in leases of commercial real estate properties.

	Lease Receivables, net of Non-Recourse Debt
	As of June 30,	As of December 31,
Counterparties’ Credit Rating (S&P)	2011	2010
	Millions
AAA - AA	$21	$21
A	110	112
BBB - BB	316	316
B	300	430
CC	121	0
Not Rated	17	17

	$885	$896

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The “B” and “CC” ratings above represent lease receivables underlying coal, gas and oil fired assets in Illinois, New York and Pennsylvania. As of June 30, 2011, the gross investment in the leases of such assets, net of non-recourse debt, was $812 million ($138 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the table below. The counterparty with the “CC” credit rating is Dynegy Inc. (Dynegy).

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$135	64%	1,538	Coal	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Edison Mission Energy
Danskammer Station Units 3 and 4	NY	$70	100%	370	Coal	Dynegy
Roseton Station Units 1 and 2	NY	$194	100%	1,200	Gas/Oil	Dynegy
Keystone Station Units 1 and 2	PA	$111	17%	1,711	Coal	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$111	17%	1,711	Coal	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$107	100%	603	Coal	GenOn REMA, LLC

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

The credit exposure to the lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverage ratios are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a market downturn or degradation in operating performance of the leased assets. In the event of a default in any of the lease transactions, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities.

Relative to the assets subject to lease to Dynegy, Energy Holdings’ lease collateral includes a guarantee from Dynegy Holdings Inc. (DHI), a subsidiary of Dynegy. DHI holds other generation assets that Energy Holdings believes were intended to support DHI’s guarantee obligations to Energy Holdings. In Dynegy’s annual report, its independent auditors noted in their opinion on the financial statements that there was substantial doubt about Dynegy’s ability to continue as a going concern. Recently, management of Dynegy announced a plan to reorganize and recapitalize the legal entity structure for their generation assets. Under their plan, they would transfer substantially all of their coal and natural gas-fired generation assets, other than the Roseton and Danskammer facilities, to new “bankruptcy remote” subsidiaries. Following the announcement of this plan, in July 2011, Moody’s lowered certain ratings of Dynegy and DHI.

Subsidiaries of Energy Holdings that hold our lessor interests filed a lawsuit in Delaware Chancery Court against DHI to halt DHI’s proposed transfer of assets to two bankruptcy remote entities as part of a reorganization. In our complaint, we alleged that we believe that DHI’s proposed transfers violate DHI’s obligations under its Roseton and Danskammer guarantees. Our request for a temporary restraining order was denied on July 29, 2011 and we have since sought review with the Delaware Supreme Court.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No assurances can be given regarding the outcome of this litigation against Dynegy. As of June 30, 2011, our gross investment in these leases was $264 million. A foreclosure event could result in an aggregate after tax charge between $170 million and $180 million. As part of this potential foreclosure event, PSEG could be required to pay approximately $100 million to satisfy income tax obligations. This potential cash tax obligation is fully reflected in the overall estimate of the aggregate after tax charge.

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

Power classifies investments in the NDT funds as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT funds:

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$522	$173	$(6)	$689

Debt Securities
Government Obligations	332	9	(2)	339
Other Debt Securities	273	12	(2)	283

Total Debt Securities	605	21	(4)	622
Other Securities	130	0	0	130

Total Available-for-Sale Securities	$1,257	$194	$(10)	$1,441

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$525	$213	$(3)	$735

Debt Securities
Government Obligations	301	6	(4)	303
Other Debt Securities	247	10	(2)	255

Total Debt Securities	548	16	(6)	558
Other Securities	70	0	0	70

Total Available-for-Sale Securities	$1,143	$229	$(9)	$1,363

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

These amounts do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of June 30, 2011	As of December 31, 2010
	Millions
Accounts Receivable	$39	$35
Accounts Payable	$89	$60

The following table shows the value of securities in the NDT funds that have been in an unrealized loss position for less than and greater than 12 months:

	As of June 30, 2011				As of December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$127	$(6)	$0	$0	$55	$(3)	$0	$0

Debt Securities
Government Obligations (B)	103	(2)	2	0	106	(4)	1	0
Other Debt Securities (C)	50	(1)	5	(1)	65	(1)	8	(1)

Total Debt Securities	153	(3)	7	(1)	171	(5)	9	(1)

Other Securities	1	0	0	0	0	0	0	0

Total Available-for-Sale Securities	$281	$(9)	$7	$(1)	$226	$(8)	$9	$(1)

(A)	Equity Securities—Investments in marketable equity securities within the NDT funds are primarily investments in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over one hundred companies with limited impairment durations and a severity that is generally less than fifteen percent of cost. Power does not consider these securities to be other-than-temporarily impaired as of June 30, 2011.

(B)	Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of June 30, 2011.

(C)	Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily with investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The proceeds from the sales of and the net realized gains on securities in the NDT Funds were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Millions		Millions
Proceeds from Sales	$342	$245	$657	$426

Net Realized Gains (Losses):
Gross Realized Gains	$36	$32	$95	$60
Gross Realized Losses	(11)	(11)	(18)	(23)

Net Realized Gains	$25	$21	$77	$37

Net realized gains disclosed in the above table were recognized in Other Income and Other Deductions in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $92 million (after-tax) were recognized in Accumulated Other Comprehensive Income (OCI) on Power’s Condensed Consolidated Balance Sheet as of June 30, 2011. The available-for-sale debt securities held as of June 30, 2011 had the following maturities:

Time Frame	Fair Value
Millions
Less than One Year	$29
1 - 5 Years	133
6 - 10 Years	170
11 - 15 Years	39
16 - 20 Years	11
Over 20 Years	240

$622

The cost of these securities was determined on the basis of specific identification.

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through OCI. In 2011, other-than-temporary impairments of $2 million were recognized on securities in the NDT funds. Any subsequent recoveries in the value of these securities are recognized in OCI unless the securities are sold, in which case, any gain is recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost detail of the securities.

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

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$4	$0	$20
Debt Securities	145	3	0	148

Total PSEG Available-for-Sale Securities	$161	$7	$0	$168

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$2	$0	$18
Debt Securities	142	0	0	142

Total PSEG Available-for-Sale Securities	$158	$2	$0	$160

The Rabbi Trusts are invested in commingled indexed mutual funds, in which the shares have the characteristics of equity securities. Due to the commingled nature of these funds, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For the six months ended June 30, 2011 and 2010, proceeds from sales, realized gains and realized losses related to the Rabbi Trusts were immaterial. For the six months ended June 30, 2011, other-than-temporary impairments of $3 million were recognized on the bond portfolio of the Rabbi Trusts.

The cost of these securities was determined on the basis of specific identification.

The estimated fair value of the Rabbi Trusts related to PSEG, Power and PSE&G are detailed as follows:

	As of June 30, 2011	As of December 31, 2010
	Millions
Power	$32	$32
PSE&G	56	54
Other	80	74

Total PSEG Available-for-Sale Securities	$168	$160

Note 7. Pension and OPEB

PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. In early June, PSEG amended certain provisions of its pension and OPEB plans, including revisions to the benefit formulas for certain participants of PSEG’s qualified and nonqualified pension and OPEB plans. The weighted average discount rate for the pension plans decreased from 5.51% to 5.31% while the discount rate for the OPEB plans decreased from 5.50% to 5.30%. The expected long-term rate of return on plan assets remained at 8.50%. The pension benefit and OPEB obligations, as well as the asset values, were re-measured as of May 31, 2011 (the closest month-end date to the time the revisions were made). As a result, the annual net periodic pension

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

benefit cost for 2011 will decrease by $32 million and the 2011 annual net OPEB cost will decrease by $6 million compared to costs that would have been expensed in 2011 if PSEG did not re-measure. The re-measured pension projected benefit obligations and accumulated OPEB obligation as of May 31, 2011 were $4.3 billion and $1.2 billion, respectively. The year-to-date rate of return on plan assets through the remeasurement date was 6.70%.

The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis. The costs for January through May 2011 are calculated under the prior plans’ assumptions. The costs for June 2011 and subsequent months are being calculated under the revised plan provisions. OPEB costs are presented net of the federal subsidy expected for prescription drugs under the Medicare Prescription Drug Improvement and Modernization Act of 2003. New federal health care legislation enacted in March 2010 eliminates the tax deductibility of retiree health care costs beginning in 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. See Note 13. Income Taxes for additional information.

Pension and OPEB costs for PSEG are detailed as follows:

	Pension Benefits Three Months Ended June 30,		OPEB Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,		OPEB Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Millions
Components of Net Periodic Benefit Cost:
Service Cost	$23	$22	$3	$4	$47	$44	$7	$8
Interest Cost	58	57	15	18	116	115	30	36
Expected Return on Plan Assets	(82)	(66)	(4)	(3)	(163)	(133)	(8)	(7)
Amortization of Net
Transition Obligation	0	0	1	7	0	0	3	14
Prior Service Cost (Credit)	(2)	0	(3)	3	(2)	0	(6)	6
Actuarial Loss	30	31	4	2	60	61	7	4

Net Periodic Benefit Cost	$27	$44	$16	$31	$58	$87	$33	$61
Effect of Regulatory Asset	0	0	5	5	0	0	10	10

Total Benefit Costs, Including Effect of Regulatory Asset	$27	$44	$21	$36	$58	$87	$43	$71

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries are detailed as follows:

	Pension Benefits Three Months Ended June 30,		OPEB Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,		OPEB Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	Millions
Power	$8	$14	$3	$5	$18	$27	$6	$9
PSE&G	15	24	17	30	32	48	35	60
Other	4	6	1	1	8	12	2	2

Total Benefit Costs	$27	$44	$21	$36	$58	$87	$43	$71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2011, PSEG contributed its entire planned contributions for the year 2011 of $415 million and $11 million into its pension and postretirement healthcare plans, respectively.

Note 8. Commitments and Contingent Liabilities

Guaranteed Obligations—PSEG and Power

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The face value of outstanding guarantees, current exposure and margin positions as of June 30, 2011 and December 31, 2010 are shown below:

	As of June 30, 2011	As of December 31, 2010
	Millions
Face Value of Outstanding Guarantees	$1,838	$1,936
Exposure under Current Guarantees	$270	$330
Letters of Credit Margin Posted	$185	$137
Letters of Credit Margin Received	$49	$109

Cash Deposited and Received
Counterparty Cash Margin Deposited	$0	$0
Counterparty Cash Margin Received	(7)	(2)
Net Broker Balance Deposited (Received)	31	(28)
In the Event Power Were to Lose its Investment Grade Rating
Additional Collateral that could be Required	$771	$828
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,416	$2,750
Additional Amounts Posted
Other Letters of Credit	$98	$98

Power nets receivables and payables with the corresponding net energy contract balances. See Note 10. Financial Risk Management Activities for further discussion. The remaining balance of net cash (received) deposited is primarily included in Accounts Receivable.

In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a two level downgrade from its current ratings, many of these agreements allow the counterparty to demand further performance assurance. See table above.

In addition, during 2011, the SEC and the Commodity Futures Trading Commission (CFTC) are continuing efforts to implement new rules to enact stricter regulation over swaps and derivatives. Power will carefully monitor these new rules as they are developed to analyze the potential impact on its swap and derivatives transactions, including any potential increase to collateral requirements.

In April 2011, PSEG and Power entered into new 5-year credit agreements resulting in an increase of $650 million in Power’s total credit capacity.

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

Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)

The United States Environmental Protection Agency (EPA) has determined that an eight-mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under CERCLA. The EPA has determined the need to perform a study of the entire 17-mile tidal reach of the lower Passaic River.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The EPA believes that hazardous substances were released from the Essex Site and one of PSE&G’s former MGP locations (Harrison Site). In 2006, the EPA notified the potentially responsible parties (PRPs) that the cost of its study would greatly exceed the original estimated cost of $20 million. The total cost of the study is now estimated at approximately $86 million. 73 PRPs, including Power and PSE&G, agreed to assume responsibility for the study and to divide the associated costs according to a mutually agreed upon formula. The PRP group, currently 71 members, is presently executing the study. Approximately five percent of the study costs are attributable to PSE&G’s former MGP sites and approximately one percent to Power’s generating stations. Power has provided notice to insurers concerning this potential claim.

In 2007, the EPA released a draft “Focused Feasibility Study” that proposed six options to address the contamination cleanup of the lower eight miles of the Passaic River. The estimated costs for the proposed remedy range from $1.3 billion to $3.7 billion. The work contemplated by the study is not subject to the cost sharing agreement discussed above. A revised focused feasibility study may be released as early as the second quarter of 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the third quarter of 2010, PSE&G updated the estimated cost to remediate all MGP sites to completion and determined that the cost to completion could range between $668 million and $774 million from September 30, 2010 through 2021. Since no amount within the range was considered to be most likely, PSE&G reflected a liability of $668 million on its Condensed Consolidated Balance Sheet as of September 30, 2010. Since September 30, 2010, PSE&G had $18 million of expenditures, reducing the liability to $650 million as of June 30, 2011. Of this amount, $65 million was recorded in Other Current Liabilities and $585 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $650 million Regulatory Asset with respect to these costs.

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

In November 2006, Power reached an agreement with the EPA and the NJDEP to achieve emissions reductions targets at certain of Power’s generating stations. Under this agreement, Power was required to undertake a number of technology projects, plant modifications and operating procedure changes at the Hudson and Mercer facilities designed to meet targeted reductions in emissions of sulfur dioxide (SO2), nitrogen oxide (NOx), particulate matter and mercury. Power completed the construction of all plant modifications by the end of 2010 at a cost of $1.3 billion. Performance testing to validate the agreed-upon emission reductions was completed in the second quarter of 2011 and all performance metrics were met.

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

Hazardous Air Pollutants Regulation

In accordance with a court ruling, the EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which is expected to be finalized by November 2011. This regulation includes reduction of mercury and other hazardous air pollutants pursuant to the Clean Air Act. Until the final rule is adopted, the impact cannot be determined; however, if the rule is adopted as proposed, Power believes the back end technology environmental controls recently installed at its Hudson and Mercer coal facilities should meet the rule’s requirements. Some additional controls could be necessary at Power’s Connecticut facility and some of the other New Jersey facilities, pending engineering evaluation. The impact to Power’s jointly owned coal fired generating facilities in Pennsylvania is under evaluation.

New Jersey regulations required coal fired electric generating units to meet certain emissions limits or reduce mercury emissions by approximately 90% by December 15, 2007. Companies that are parties to multi-pollutant reduction agreements, such as Power, have been permitted to postpone such reductions on half of their coal fired electric generating capacity until December 15, 2012.

With newly installed controls at its plants in New Jersey, Power expects to achieve the required mercury reductions that are part of Power’s multi-pollutant reduction agreement that resolved issues arising out of the PSD/NSR air pollution control programs discussed above.

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

New Jersey Industrial Site Recovery Act (ISRA)

Potential environmental liabilities related to the alleged discharge of hazardous substances at certain generating stations have been identified. In the second quarter of 1999, in anticipation of the transfer of PSE&G’s generation-related assets to Power, a study was conducted pursuant to ISRA, which applied to the sale of certain assets. Power had a $50 million liability related to these obligations, which was included in Environmental Costs on Power’s and PSEG’s Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As a result of several legal challenges to the 2004 316(b) rule by certain northeast states, environmentalists and industry groups, the rule has been suspended and has been returned to the EPA to be consistent with an April 2009 United States Supreme Court decision which concluded that the EPA could rely upon cost-benefit analysis in setting the national performance standards and in providing for cost-benefit variances from those standards as part of the Phase II regulations.

In April 2011, the EPA published a new proposed rule with comments currently due on August 18, 2011. The proposed rule would establish certain standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. If the rule were to be adopted as proposed, the majority of Power’s electric generating facilities would be affected as they employ once-through cooling utilizing tidal river and tidal waters. Power is reviewing the proposed rule and assessing the potential impact on its generating facilities. Power is unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on its future capital requirements, financial condition or results of operations. If adopted as proposed, the impact would be material since the majority of our generating stations would be affected as they employ once-through cooling utilizing tidal river and tidal waters.

The results of further proceedings on this matter could have a material impact on Power’s ability to renew permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1 billion, of which Power’s share would have been approximately $575 million. These cost estimates have not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures.

In addition to the EPA rulemaking, several states, including California and New York, have begun setting policies that may require closed cycle cooling. It is unknown how these policies may ultimately impact the EPA’s rulemaking.

In January 2010, the NJDEP issued a draft NJPDES permit to another company which would require the installation of closed cycle cooling at that company’s nuclear generating station located in New Jersey. In

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In December 2010, the NJDEP issued a draft renewal NJPDES permit to Power which, among other things, proposed conditions regarding stormwater runoff from the Hudson coal pile. The NJDEP authorized a new discharge of stormwater runoff without further requirement to construct technologies preventing the discharge of stormwater to surface water or groundwater. Power expects the final permit to be issued by NJDEP in the near term without change to the stormwater discharge authorization provision.

New Generation and Development

Nuclear

Power has approved the expenditure of approximately $192 million for a steam path retrofit and related upgrades at its co-owned Peach Bottom Units 2 and 3. Completion of these upgrades is expected to result in an increase of Power’s share of nominal capacity by approximately 32 MW (14 MW at Unit 3 in 2011 and 18 MW at Unit 2 in 2012). Total expenditures through June 30, 2011 were $68 million and are expected to continue through 2012.

Power has begun expenditures in pursuit of additional output through an extended power uprate of the Peach Bottom nuclear units. The uprate is expected to be in service in 2015 for Unit 2 and 2016 for Unit 3. Power’s share of the increased capacity is expected to be approximately 133 MW with an anticipated cost of approximately $400 million. Total expenditures through June 30, 2011 were $25 million and are expected to continue through 2016.

Connecticut

Power has been selected by the Connecticut Department of Public Utility Control in a regulatory process to build 130 MW of gas fired peaking capacity. Final approval was received and construction began in the second quarter of 2011. The project is expected to be in service by June 2012. Power estimates the cost of these generating units to be $130 million to $140 million. Total capitalized expenditures through June 30, 2011 were $78 million, which are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of PSEG and Power. This project is subject to regulatory cost recovery. The initial filing is expected to be made in the fourth quarter of 2011.

PJM Interconnection L.L.C. (PJM)

Power plans to construct gas fired peaking facilities at its Kearny site. Construction began in the second quarter of 2011. The projects are expected to be in service by June 2012. Capacity in the amount of 178 MW was bid into and cleared the PJM Reliability Pricing Model (RPM) base residual capacity auction for the 2012-2013 period. Capacity in the amount of 267 MW was bid into and cleared the PJM RPM base residual capacity auction for the 2013-2014 and 2014-2015 periods. Power estimates the cost of these generating units

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to be $250 million to $300 million. Total capitalized expenditures through June 30, 2011 were $104 million which are included in Property, Plant and Equipment on Power’s and PSEG’s Condensed Consolidated Balance Sheets.

PSE&G—Solar

As part of the BPU-approved Solar 4 All Program, PSE&G is installing up to 40 MW of solar generation on existing utility poles within its service territory. PSE&G has entered into an agreement to purchase solar units for this program. PSE&G’s commitments under this agreement are contingent upon, among other things, the availability of suitable utility poles for installation of the units. Approximately 21 MW have been installed as of June 30, 2011. PSE&G’s cumulative investments for these solar units were approximately $150 million, with additional purchases to be made on a quarterly basis during the remaining two-year term of the purchase agreement.

Another aspect of the Solar 4 All program is the installation of 40 MW of solar systems on land and buildings owned by PSE&G and third parties. Through June 30, 2011, 23MW representing 15 projects were placed into service with an investment of approximately $117 million.

Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)

PSE&G obtains its electric supply requirements for customers who do not purchase electric supply from third party suppliers through the annual New Jersey BGS auctions. Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with Power, as well as with other winning BGS suppliers, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including Power) are responsible for fulfilling all the requirements of a PJM Load Serving Entity including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.

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

PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2008	2009	2010	2011
36-Month Terms Ending	May 2011	May 2012	May 2013	May 2014	(A)
Load (MW)	2,800	2,900	2,800	2,800
$ per kWh	0.11150	0.10372	0.09577	0.09430

(A)	Prices set in the 2011 BGS auction became effective on June 1, 2011 when the 2008 BGS auction agreements expired.

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

As of June 30, 2011, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Commitments through 2015 Power’s Share

Millions
Nuclear Fuel
Uranium	$491
Enrichment	$457
Fabrication	$129
Natural Gas	$959
Coal/Oil	$1,032

Included in the $1,032 million commitment for coal is $687 million related to a certain coal contract under which Power can cancel future contractual deliveries at no cost. In 2011, Power has not cancelled any related coal deliveries.

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

In July 2007, the plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. In October 2007, the Court granted PSE&G’s motion to dismiss the amended Complaint and in November 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court (Appellate Division). In February 2009, the Appellate Division affirmed the decision of the lower court dismissing the case. In May 2009, the New Jersey Supreme Court denied a request from the plaintiff to review the Appellate Division’s decision.

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. In June 2011, the plaintiff/petitioner filed a notice of appeal with the New Jersey Appellate Division.

New Jersey Clean Energy Program

In 2008, the BPU approved funding requirements for each New Jersey utility applicable to its Renewable Energy and Energy Efficiency programs for the years 2009 to 2012. The aggregate funding amount is $1.2 billion for all years. PSE&G’s share is $705 million. PSE&G has recorded a discounted liability of $335 million as of June 30, 2011. Of this amount, $215 million was recorded as a current liability and $120 million as a noncurrent liability. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the Societal Benefits Charge.

Long-Term Capacity Agreement Pilot Program (LCAPP)

In January 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of approximately 1,949 MW of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, executed standard offer capacity agreements (SOCA) with each of the three selected generators in compliance with the BPU’s directive, but did so under protest preserving its respective legal rights. The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. PSE&G will not make or receive payments under the three contracts unless (1) the plant successfully bids into and clears the capacity auction, and (2) the proposed plant is constructed. In April 2011, the BPU approved the executed contracts and also announced that it will convene a proceeding to consider whether current mechanisms are adequate to incent generation construction in New Jersey. Both PSE&G and Power appealed the BPU’s LCAPP order to the Appellate Division. Further, the BPU has commenced a new proceeding to investigate the need for additional procurement of generation of up to 1,600 MW. Both PSE&G and Power are participating in this proceeding, which calls for recommendations to be made to the BPU by the end of 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash Impact

As of June 30, 2011, an aggregate of approximately $264 million would become currently payable if PSEG conceded all deductions taken through that date. PSEG has deposited $320 million with the IRS to defray potential interest costs associated with this disputed tax liability, eliminating its cash exposure completely. In the event PSEG is successful in defense of its position, the deposit is fully refundable with interest. Penalties of $150 million would also become payable if the IRS successfully asserted and litigated a case against PSEG. PSEG has not established a reserve for penalties because it believes it has strong defenses to the assertion of penalties under applicable law. Interest and penalty exposure will grow at an average rate of $2 million per quarter during 2011. If the IRS is successful in a litigated case consistent with the positions it has taken in the generic settlement offer recently proposed, an additional $20 million to $40 million of tax would be due for tax positions through June 30, 2011.

Unless this matter is resolved with the IRS, PSEG currently anticipates that it may be required to pay between $110 million and $300 million in tax, interest and penalties for the tax years 1997-2000 during 2011 and subsequently commence litigation to recover those amounts. It is possible that an additional payment of between $220 million and $550 million could be required during 2011 for tax years 2001-2003 followed by further litigation to recover those amounts. The amounts that may be required to litigate differ from the potential net cash exposure noted above, as the former amounts include all potential deficiencies for only contested tax years 1997 through 2003. These litigation amounts also include penalties which are not included in the computation of potential net cash exposure as PSEG believes it has strong defenses. These amounts also exclude an offset for taxes paid on lease terminations, which is netted in the potential net cash exposure as PSEG would be entitled to a refund of such amounts under a loss scenario. Any potential claims PSEG would make to recover such amounts would include the deposit noted above.

Earnings Impact

PSEG’s current reserve position represents its view of the earnings impact that could result from a settlement related to these transactions, although a total loss, consistent with the broad settlement offer previously proposed by the IRS, would result in an additional earnings charge of $120 million to $140 million.

Note 9. Changes in Capitalization

The following capital transactions occurred in the first six months of 2011:

Power

•	paid $606 million of 7.75% Senior Notes at maturity in April 2011, and

•	paid cash dividends of $350 million to PSEG.

PSE&G

•	paid $91 million of Transition Funding’s securitization debt, and

•	paid $5 million of Transition Funding II’s securitization debt.

Energy Holdings

•	paid $1 million of nonrecourse project debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Power uses forward sale and purchase contracts, swaps and futures contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations and

•	the price of fuel to meet its fuel purchase requirements.

These derivative transactions are designated and effective as cash flow hedges. As of June 30, 2011 and December 31, 2010, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with these hedges was as follows:

	As of June 30, 2011	As of December 31, 2010
	Millions
Fair Value of Cash Flow Hedges	$101	$196
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$57	$114

The expiration date of the longest-dated cash flow hedge at Power is in 2012. Power’s after-tax unrealized gains on these derivatives that are expected to be reclassified to earnings during the next 12 months are $57 million. There was ineffectiveness of $2 million associated with these hedges as of June 30, 2011.

Trading Derivatives

In general, the main purpose of Power’s wholesale marketing operation is to optimize the value of the output of the generating facilities via various products and services available in the markets we serve. Power engages in trading of electricity and energy-related products where such transactions are not associated with the output or fuel purchase requirements of its facilities. This trading consists mostly of energy supply contracts where Power secures sales commitments with the intent to supply the energy services from purchases in the market rather than from its owned generation. Such trading activities are marked to market through the income statement and represent less than one percent of gross margin (revenues less energy costs) on an annual basis. Going forward, Power anticipates that it will only enter into transactions that are associated with the output or fuel purchase requirements of its facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Derivatives

Power enters into additional contracts that are derivatives, but do not qualify for or are not designated as cash flow hedges. These asset backed transactions are intended to mitigate exposure to fluctuations in commodity prices and optimize the value of our expected generation. Trade types include financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. Changes in fair market value of these contracts are recorded in earnings. The fair value of these contracts as of June 30, 2011 and December 31, 2010 was $5 million and $(4) million, respectively.

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

Fair Value Hedges

PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. Since 2009, PSEG has entered into eight interest rate swaps totaling $1.150 billion. These swaps convert $300 million of Power’s $600 million of 6.95% Senior Notes due June 2012, Power’s $250 million of 5% Senior Notes due April 2014, Power’s $300 million of 5.5% Senior Notes due December 2015 and $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt. As of June 30, 2011 and December 31, 2010, the fair value of all the underlying hedges was $47 million and $39 million, respectively.

Cash Flow Hedges

PSEG and Energy Holdings use interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage their exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of June 30, 2011, there was no hedge ineffectiveness associated with these hedges. The total fair value of these interest rate derivatives was immaterial as of each of June 30, 2011 and December 31, 2010. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(3) million as of June 30, 2011 and December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets:

	As of June 30, 2011
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges	Netting (A)	Total Power	Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts			Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions

Derivative Contracts
Current Assets	$103	$294	$(282)	$115	$0	$20	$135
Noncurrent Assets	6	44	(24)	$26	10	27	$63

Total Mark-to-Market Derivative Assets	$109	$338	$(306)	$141	$10	$47	$198

Derivative Contracts
Current Liabilities	$(5)	$(334)	$281	$(58)	$(9)	$0	$(67)
Noncurrent Liabilities	(3)	(41)	23	$(21)	0	0	$(21)

Total Mark-to-Market Derivative (Liabilities)	$(8)	$(375)	$304	$(79)	$(9)	$0	$(88)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$101	$(37)	$(2)	$62	$1	$47	$110

	As of December 31, 2010
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges	Netting (A)	Total Power	Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts			Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions

Derivative Contracts
Current Assets	$204	$403	$(444)	$163	$0	$19	$182
Noncurrent Assets	$3	$80	$(41)	$42	$17	$20	$79

Total Mark-to-Market Derivative Assets	$207	$483	$(485)	$205	$17	$39	$261

Derivative Contracts
Current Liabilities	$(11)	$(454)	$374	$(91)	$(12)	$0	$(103)
Noncurrent Liabilities	$0	$(72)	$50	$(22)	$0	$0	$(22)

Total Mark-to-Market Derivative (Liabilities)	$(11)	$(526)	$424	$(113)	$(12)	$0	$(125)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$196	$(43)	$(61)	$92	$5	$39	$136

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	Represents the netting of fair value balances with the same counterparty and the application of collateral. As of June 30, 2011 and December 31, 2010, net cash collateral received of $2 million and $61 million, respectively, was netted against the corresponding net derivative contract positions. Of the $2 million as of June 30, 2011, cash collateral of $(1) million and $(1) million were netted against current assets and noncurrent assets, respectively. Of the $61 million as of December 31, 2010, cash collateral of $(132) million and $(3) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $62 million and $12 million were netted against current liabilities and noncurrent liabilities, respectively.

The aggregate fair value of energy-related contracts in a liability position as of June 30, 2011 that contain triggers for additional collateral was $259 million. This potential additional collateral is included in the $771 million discussed in Note 8. Commitments and Contingent Liabilities.

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
	Millions
PSEG (A)
Energy-Related Contracts	$(16)	$(99)	Operating Revenues	$26	$42	Operating Revenues	$3	$(1)
Energy-Related Contracts	(1)	3	Energy Costs	(1)	(1)		0	0
Interest Rate Swaps	0	0	Interest Expense	(1)	(1)		0	0

Total PSEG	$(17)	$(96)		$24	$40		$3	$(1)

Power

Energy-Related Contracts	$(16)	$(99)	Operating Revenues	$26	$42	Operating Revenues	$3	$(1)
Energy-Related Contracts	(1)	3	Energy Costs	(1)	(1)		0	0

Total Power	$(17)	$(96)		$25	$41		$3	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on AOCI of derivative instruments designated as cash flow hedges for the six months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
	Millions
PSEG (A)
Energy-Related Contracts	$(3)	$109	Operating Revenues	$92	$118	Operating Revenues	$1	$(3)
Energy-Related Contracts	1	1	Energy Costs	2	(2)		0	0
Interest Rate Swaps	0	0	Interest Expense	(1)	(1)		0	0

Total PSEG	$(2)	$110		$93	$115		$1	$(3)

Power
Energy-Related Contracts	$(3)	$109	Operating Revenues	$92	$118	Operating Revenues	$1	$(3)
Energy-Related Contracts	1	1	Energy Costs	2	(2)		0	0

Total Power	$(2)	$110		$94	$116		$1	$(3)

(A)	Includes amounts for PSEG parent.

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2010	$188	$111
Gain Recognized in AOCI (Effective Portion)	15	9
Less: Gain Reclassified into Income (Effective Portion)	(69)	(41)

Balance as of March 31, 2011	$134	$79

Loss Recognized in AOCI (Effective Portion)	(17)	(10)
Less: Gain Reclassified into Income (Effective Portion)	(24)	(15)

Balance as of June 30, 2011	$93	$54

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months and six months ended June 30, 2011 and 2010:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,

		2011	2010	2011	2010
		Millions		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$0	$(78)	$(42)	$9
Energy-Related Contracts	Energy Costs	(2)	2	1	(8)

Total PSEG and Power		$(2)	$(76)	$(41)	$1

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $7 million and $6 million for the three month periods and $13 million and $12 million for the six month periods ended June 30, 2011 and 2010, respectively.

The following reflects the gross volume, on an absolute value basis, of derivatives as of June 30, 2011 and December 31, 2010:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of June 30, 2011
Natural Gas	Dth	779	0	526	253
Electricity	MWh	175	0	175	0
Financial Transmission Rights (FTRs)	MWh	26	0	26	0
Interest Rate Swaps	US Dollars	1,150	1,150	0	0
As of December 31, 2010
Natural Gas	Dth	704	0	424	280
Electricity	MWh	154	0	154	0
Capacity	MW days	1	0	1	0
FTRs	MWh	23	0	23	0
Interest Rate Swaps	US Dollars	1,150	1,150	0	0

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. We have established credit policies that we believe significantly minimize credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

single counterparty. In the event of non-performance or non-payment by a major counterparty, there may be a material adverse impact on Power’s and PSEG’s financial condition, results of operations or net cash flows.

As of June 30, 2011, 96% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).

The following table provides information on Power’s credit risk from others, net of cash collateral, as of June 30, 2011. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
		Millions			Millions
Investment Grade— External Rating	$437	$33	$431	3	$289	(A)
Non-Investment Grade—External Rating	20	0	20	0	0
Investment Grade—No External Rating	11	0	11	0	0
Non-Investment Grade—No External Rating	0	0	0	0	0

Total	$468	$33	$462	3	$289

(A)	Includes net exposure of $151 million with PSE&G. The remaining net exposure of $138 million is with two nonaffiliated power purchasers which are regulated investment grade counterparties.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of June 30, 2011, Power had 226 active counterparties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These consist mainly of various FTRs, certain full requirements contracts and other longer term capacity and transportation contracts.

The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

	Recurring Fair Value Measurements as of June 30, 2011
Description	Total	Cash Collateral Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$151	$(2)	$0	$139	$14
Interest Rate Swaps (B)	$47	$0	$0	$47	$0
NDT Funds: (C)
Equity Securities	$689	$0	$689	$0	$0
Debt Securities—Govt Obligations	$339	$0	$0	$339	$0
Debt Securities—Other	$283	$0	$0	$283	$0
Other Securities	$130	$0	$1	$129	$0
Rabbi Trusts—Mutual Funds (C)	$168	$0	$20	$148	$0
Other Long-Term Investments (D)	$4	$0	$4	$0	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(88)	$0	$0	$(71)	$(17)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$141	$(2)	$0	$139	$4
NDT Funds (C)
Equity Securities	$689	$0	$689	$0	$0
Debt Securities—Govt Obligations	$339	$0	$0	$339	$0
Debt Securities—Other	$283	$0	$0	$283	$0
Other Securities	$130	$0	$1	$129	$0
Rabbi Trusts—Mutual Funds (C)	$32	$0	$4	$28	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(79)	$0	$0	$(71)	$(8)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (A)	$10	$0	$0	$0	$10
Rabbi Trust—Mutual Funds (C)	$56	$0	$7	$49	$0
Liabilities:
Energy Related Contracts (A)	$(9)	$0	$0	$0	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2010
Description	Total	Cash Collateral Netting(E)	Quoted Market Prices of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$222	$(135)	$0	$228	$129
Interest Rate Swaps (B)	$39	$0	$0	$39	$0
NDT Funds: (C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trusts—Mutual Funds (C)	$160	$0	$18	$142	$0
Other Long-Term Investments (D)	$2	$0	$2	$0	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(125)	$74	$0	$(117)	$(82)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$205	$(135)	$0	$228	$112
NDT Funds: (C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trusts—Mutual Funds (C)	$32	$0	$4	$28	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(113)	$74	$0	$(117)	$(70)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$17	$0	$0	$0	$17
Rabbi Trusts—Mutual Funds (C)	$54	$0	$6	$48	$0
Liabilities:
Energy-Related Contracts (A)	$(12)	$0	$0	$0	$(12)

(A)	Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask midpoints from multiple broker or dealer quotes or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

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

Power’s NDT investments in fixed income securities are primarily with investment grade corporate bonds and United States Treasury obligations or Federal Agency mortgage-backed securities with a wide range of maturities. Fixed income securities are priced using an evaluated pricing methodology that reflects observable market information such as the most recent exchange price or quoted bid for similar securities (primarily Level 2). Short-term investments and certain commingled temporary investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield (primarily Level 2).

The Rabbi Trust mutual funds are mainly invested in a United States bond index fund, an S&P 500 index fund and a commingled temporary investment fund. The equity index fund is valued based on quoted prices in an active market (Level 1) while the bond index fund is valued using recent exchange prices or a quoted bid (Level 2).

(D)	Other long-term investments consist of equity securities and are valued using a market based approach based on quoted market prices.

(E)	Cash collateral netting represents collateral amounts netted against derivative assets and liabilities as permitted under the accounting guidance for Offsetting of Amounts Related to Certain Contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2011 follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended June 30, 2011

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2011	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) (C)	Issuances Settlements (D)	Transfers In (Out)	Balance as of June 30, 2011
	Millions
PSEG
Net Derivative Assets (Liabilities)	$2	$(9)	$6	$1	$(3)	$0	$(3)
Power
Net Derivative Assets (Liabilities)	$7	$(9)	$0	$1	$(3)	$0	$(4)
PSE&G
Net Derivative Assets (Liabilities)	$(5)	$0	$6	$0	$0	$0	$1

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Six Months Ended June 30, 2011

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2011	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) (C)	Issuances Settlements (D)	Transfers In (Out)	Balance as of June 30, 2011
	Millions
PSEG
Net Derivative Assets (Liabilities)	$47	$(40)	$(4)	$19	$(25)	$0	$(3)
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
Power
Net Derivative Assets (Liabilities)	$42	$(40)	$0	$19	$(25)	$0	$(4)
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
PSE&G
Net Derivative Assets (Liabilities)	$5	$0	$(4)	$0	$0	$0	$1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and six months ended June 30, 2010 follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended June 30, 2010

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of April 1, 2010	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) and Settlements	Balance as of June 30, 2010
	Millions
PSEG
Net Derivative Assets	$240	$(86)	$0	$14	$168
NDT Funds	$13	$0	$0	$(7)	$6
Rabbi Trust Funds	$16	$0	$0	$0	$16
Power
Net Derivative Assets	$189	$(86)	$0	$14	$117
NDT Funds	$13	$0	$0	$(7)	$6
Rabbi Trust Funds	$3	$0	$0	$0	$3
PSE&G
Net Derivative Assets	$51	$0	$0	$0	$51
Rabbi Trust Funds	$5	$0	$0	$0	$5

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Six Months Ended June 30, 2010

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2010	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) and Settlements	Balance as of June 30, 2010
	Millions
PSEG
Net Derivative Assets	$105	$28	$45	$(10)	$168
NDT Funds	$9	$0	$0	$(3)	$6
Rabbi Trust Funds	$14	$0	$0	$2	$16
Power
Net Derivative Assets	$99	$28	$0	$(10)	$117
NDT Funds	$9	$0	$0	$(3)	$6
Rabbi Trust Funds	$3	$0	$0	$0	$3
PSE&G
Net Derivative Assets	$6	$0	$45	$0	$51
Rabbi Trust Funds	$5	$0	$0	$0	$5

(A)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $(7) million and $(81) are included in Operating Income, $(2) million and $(6) million are included in OCI, and less than $1 million and $1 million are included in Income from Discontinued Operations in 2011 and 2010, respectively. Of the $(7) million in Operating Income in 2011, $(24) million is unrealized and $17 million is realized. Of the $(81) million in Operating Income in 2010, $(78) million is unrealized and $(3) million is realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(B)	Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Includes $37 million in purchases and $(36) million in sales for the three months ended June 30, 2011. Includes $55 million in purchases and $(36) in sales for the six months ended June 30, 2011.

(D)	Includes $(9) million in issuances and $6 million in settlements for in the three months ended June 30, 2011. Includes $(20) million in issuances and $(5) million in settlements for the six months ended June 30, 2011.

(E)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $(40) million and $(9) million are included in Operating Income, $(3) million and $14 million are included in OCI, and $3 million and $23 million are included in Income from Discontinued Operations in 2011 and 2010, respectively. Of the $(40) million in Operating Income in 2011, $(56) million is unrealized and $16 million is realized. Of the $(9) million in Operating Income in 2010, $(23) million is unrealized and $14 million is realized.

As of June 30, 2011, PSEG carried $1.7 billion of net assets that are measured at fair value on a recurring basis, of which $(3) million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets. During six months ended June 30, 2011, $8 million of assets in the NDT fund were transferred from Level 3 to Level 2, due to more observable pricing for underlying securities. As per PSEG’s policy, this transfer was recognized as of the beginning of the quarter in which the transfer occurred.

As of June 30, 2010, PSEG carried $1.6 billion of net assets that are measured at fair value on a recurring basis, of which $190 million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets and there were no transfers among levels during the three months and six months ended June 30, 2010.

Non-recurring Fair Value Measurements

In accordance with accounting guidance, management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate an asset’s carrying amount may not be recoverable. There were no material impairments recorded during 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value (A)	Carrying Amount	Fair Value (A)
	Millions
Long-Term Debt:
PSEG (Parent)	$20	$47	$10	$39
Power -Recourse Debt	2,851	3,189	3,455	3,831
PSE&G	4,284	4,617	4,283	4,615
Transition Funding (PSE&G)	999	1,127	1,090	1,245
Transition Funding II (PSE&G)	50	53	55	59
Energy Holdings:
Project Level, Non-Recourse Debt	46	46	47	47

	$8,250	$9,079	$8,940	$9,836

(A)	Fair value excludes unamortized discounts, including amounts related to the Debt Exchange between Power and Energy Holdings that is deferred at the PSEG parent level since the exchange was between subsidiaries of the same parent company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Three Months Ended June 30, 2011
NDT Fund Gains, Interest, Dividend and Other Income	$48	$0	$0	$48
Other	1	4	2	7

Total Other Income	$49	$4	$2	$55

Three Months Ended June 30, 2010
NDT Fund Gains, Interest, Dividend and Other Income	$42	$0	$0	$42
Other	1	3	1	5

Total Other Income	$43	$3	$1	$47

Six Months Ended June 30, 2011
NDT Fund Gains, Interest, Dividend and Other Income	$117	$0	$0	$117
Other	2	9	3	14

Total Other Income	$119	$9	$3	$131

Six Months Ended June 30, 2010
NDT Fund Gains, Interest, Dividend and Other Income	$80	$0	$0	$80
Other	2	8	0	10

Total Other Income	$82	$8	$0	$90

Other Deductions	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Three Months Ended June 30, 2011
NDT Fund Realized Losses and Expenses	$13	$0	$0	$13
Other	1	0	1	2

Total Other Deductions	$14	$0	$1	$15

Three Months Ended June 30, 2010
NDT Fund Realized Losses and Expenses	$13	$0	$0	$13
Other	0	0	(1)	(1)

Total Other Deductions	$13	$0	$(1)	$12

Six Months Ended June 30, 2011
NDT Fund Realized Losses and Expenses	$22	$0	$0	$22
Other	4	1	1	6

Total Other Deductions	$26	$1	$1	$28

Six Months Ended June 30, 2010
NDT Fund Realized Losses and Expenses	$26	$0	$0	$26
Other	1	1	0	2

Total Other Deductions	$27	$1	$0	$28

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13. Income Taxes

PSEG’s, Power’s and PSE&G’s effective tax rates for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PSEG	41.5%	35.8%	41.6%	40.2%
Power	41.1%	39.0%	41.2%	40.7%
PSE&G	41.0%	150.0%	40.7%	37.0%

For the three months ended June 30, 2011, PSEG’s effective tax rate changed due primarily to the flow through of tax benefits in 2010 at PSE&G related to uncollectible accounts and plant-related adjustments. PSE&G’s effective tax rate calculation was impacted by the charge recorded in June 2010 for the Market Transition Charge (MTC) settlement, which resulted in a small pre-tax loss for the three months ended June 30, 2010. There was no material change in the effective tax rate for Power.

For the six months ended June 30, 2011, there were no material changes in the effective tax rate for PSEG and Power. PSE&G’s effective tax rate was lower in 2010, primarily due to tax benefits from uncollectible accounts and plant-related adjustments.

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

Two other tax provisions were enacted during 2010 that will have a significant impact on PSEG’s cash position. The Small Business Jobs Act of 2010, enacted in September 2010, extended the tax deduction for 50% bonus depreciation through 2010 for qualified property. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted in December 2010, included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 will be eligible for 50% bonus depreciation for tax purposes. These provisions will generate cash for PSEG through tax benefits related to the accelerated depreciation most of which is anticipated to be realized in 2011. These tax benefits would have otherwise been received over an estimated average 20 year period.

PSE&G has accrued $28 million of Investment Tax Credits (ITC) associated with alternative energy projects in the first six months of 2011. Because the law provides an option to claim either a grant or the ITC, the ITC has been accounted for as a reduction of the book basis of the related assets as opposed to being recorded in tax expense.

PSEG’s unrecognized tax benefits increased by approximately $44 million in the first six months of 2011, attributable to PSE&G. This increase is due to a prior period position raised by the IRS during its examination of the tax years 2004 to 2006 and a new position attributable to refund claims being filed for tax years 2004 to 2009 related to casualty loss deductions. The balance of unrecognized tax benefits that are reasonably likely to increase or decrease within the next 12 months reported at December 31, 2010, will change by $19 million related to the prior period position discussed above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG made tax deposits with the IRS to defray interest costs associated with disputed tax assessments associated with certain lease investments. The deposits are fully refundable and are recorded as a reduction to Current Accrued Taxes on PSEG’s Condensed Consolidated Balance Sheets, but are not reflected in the unrecognized tax benefits.

As a result of a change in accounting method for the capitalization of indirect costs, PSEG reduced the net amount of its uncertain tax positions (including interest) by $95 million, approximately $42 million of which related to PSE&G. It is reasonably possible that PSE&G’s claim related to this matter will be settled with the IRS in the next 12 months, resulting in an increase in the uncertain tax positions.

It is reasonably possible that unrecognized tax benefits associated with the leasing tax issue discussed in Note 8. Commitments and Contingent Liabilities, will change significantly. This change could be triggered by a settlement with the IRS or developments in other litigated cases. Based upon these developments, unrecognized tax benefits could increase by as much as $192 million or decrease by as much as $303 million. It is not possible to predict the magnitude, timing or direction of any such change.

Note 14. Comprehensive Income, Net of Tax

Comprehensive Income	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended June 30, 2011
Net Income	$208	$105	$10	$323
Other Comprehensive Income (Loss)	1	0	7	8

Comprehensive Income	$209	$105	$17	$331

Three Months Ended June 30, 2010
Net Income	$204	$3	$17	$224
Other Comprehensive Income (Loss)	(116)	1	0	(115)

Comprehensive Income	$88	$4	$17	$109

Six Months Ended June 30, 2011
Net Income	$569	$268	$12	$849
Other Comprehensive Income (Loss)	(32)	1	8	(23)

Comprehensive Income	$537	$269	$20	$826

Six Months Ended June 30, 2010
Net Income	$568	$121	$26	$715
Other Comprehensive Income (Loss)	(25)	1	1	(23)

Comprehensive Income	$543	$122	$27	$692

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accumulated Other Comprehensive Income (Loss)

	Balance as of December 31, 2010	Power	PSE&G	Other	Balance as of June 30, 2011
	Millions
Derivative Contracts	$111	$(57)	$0	$0	$54
Pension and OPEB Plans	(377)	42	0	7	(328)
NDT Funds	109	(17)	0	0	92
Other	1	0	1	1	3

Accumulated Other Comprehensive Income (Loss)	$(156)	$(32)	$1	$8	$(179)

	Balance as of December 31, 2009	Power	PSE&G	Other	Balance as of June 30, 2010
	Millions
Derivative Contracts	$180	$(4)	$0	$1	$177
Pension and OPEB Plans	(400)	13	0	0	(387)
NDT Funds	91	(34)	0	0	57
Other	13	0	1	0	14

Accumulated Other Comprehensive Income (Loss)	$(116)	$(25)	$1	$1	$(139)

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Continuing Operations	$320	$320	$222	$222	$782	$782	$720	$720
Discontinued Operations	3	3	2	2	67	67	(5)	(5)

Net Income	$323	$323	$224	$224	$849	$849	$715	$715

EPS Denominator (Thousands)
Weighted Average Common Shares Outstanding	505,988	505,988	506,109	506,109	505,984	505,984	506,030	506,030
Effect of Stock Options	0	167	0	137	0	161	0	139
Effect of Stock Performance Share Units	0	381	0	707	0	612	0	848
Effect of Restricted Stock Units	0	225	0	138	0	188	0	102

Total Shares	505,988	506,761	506,109	507,091	505,984	506,945	506,030	507,119

EPS:
Continuing Operations	$0.63	$0.63	$0.44	$0.44	$1.55	$1.54	$1.42	$1.42
Discontinued Operations	0.00	0.00	0.00	0.00	0.13	0.13	(0.01)	(0.01)

Net Income	$0.63	$0.63	$0.44	$0.44	$1.68	$1.67	$1.41	$1.41

	Three Months Ended June 30,		Six Months Ended June 30,
Dividend Payments on Common Stock	2011	2010	2011	2010
Per Share	$0.3425	$0.3425	$0.6850	$0.6850
in Millions	$173	$173	$347	$347

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Energy Holdings	Other(A)	Consolidated
	Millions
Three Months Ended June 30, 2011
Total Operating Revenues	$1,285	$1,571	$21	$(408)	$2,469
Income (Loss) From Continuing Operations	205	105	5	5	320
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax	3	0	0	0	3
Net Income (Loss)	208	105	5	5	323
Segment Earnings (Loss)	208	105	5	5	323
Gross Additions to Long-Lived Assets	168	335	0	2	505

Three Months Ended June 30, 2010
Total Operating Revenues	$1,264	$1,536	$20	$(459)	$2,361
Income (Loss) From Continuing Operations	202	3	12	5	222
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax	2	0	0	0	2
Net Income (Loss)	204	3	12	5	224
Segment Earnings (Loss)	204	3	12	5	224
Gross Additions to Long-Lived Assets	154	348	14	3	519

Six Month Ended June 30, 2011
Total Operating Revenues	$3,252	$3,877	$41	$(1,347)	$5,823
Income (Loss) From Continuing Operations	502	268	2	10	782
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax	67	0	0	0	67
Net Income (Loss)	569	268	2	10	849
Segment Earnings (Loss)	569	268	2	10	849
Gross Additions to Long-Lived Assets	323	674	1	4	1,002

Six Months Ended June 30, 2010
Total Operating Revenues	$3,460	$3,980	$56	$(1,562)	$5,934
Income (Loss) From Continuing Operations	573	121	19	7	720
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax	(5)	0	0	0	(5)
Net Income (Loss)	568	121	19	7	715
Preferred Securities Dividends	0	(1)	0	1	0
Segment Earnings (Loss)	568	120	19	8	715
Gross Additions to Long-Lived Assets	328	530	49	4	911

As of June 30, 2011
Total Assets	$10,517	$16,697	$2,205	$(630)	$28,789
Investments in Equity Method Subsidiaries	$29	$0	$112	$0	$141

As of December 31, 2010
Total Assets	$11,452	$16,873	$2,234	$(650)	$29,909
Investments in Equity Method Subsidiaries	$25	$0	$105	$0	$130

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	Other activities include amounts applicable to PSEG (as parent company), Services and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are priced in accordance with applicable regulations, including affiliate pricing rules, or at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 17. Related-Party Transactions.

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, the majority of which are eliminated during the PSEG consolidation process in accordance with GAAP.

Power

The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transactions	2011	2010	2011	2010
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS (A)	$169	$166	$867	$984
Billings to PSE&G through BGS (A)	229	286	462	559

Total Revenue from Affiliates	$398	$452	$1,329	$1,543

Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(35)	$(36)	$(72)	$(72)

Total Expense Billings from Affiliates	$(35)	$(36)	$(72)	$(72)

Related Party Transactions	As of June 30, 2011	As of December 31, 2010
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$130	$372
Receivables from PSE&G Related to Gas Supply Hedges for BGSS (A)	29	58
Payable to Services (B)	(24)	(26)
Tax Sharing Receivable from (Payable to) PSEG (C)	(31)	380
Current Unrecognized Tax Receivable from (Payable to) PSEG (C)	(6)	1
Receivable from (Payable to) PSEG	0	(3)

Accounts Receivable—Affiliated Companies, net	$98	$782

Short-Term Loan to Affiliate (demand Note to PSEG) (D)	$609	$398

Working Capital Advances to Services (E)	$17	$17

Long-Term Accrued Taxes Receivable (C)	$20	$16

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSE&G

The financials statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transactions	2011	2010	2011	2010
	Millions
Expense Billings from Affiliates:
Billings from Power through BGSS (A)	$(169)	$(166)	$(867)	$(984)
Billings from Power through BGS (A)	(229)	(286)	(462)	(559)
Administrative Billings from Services (B)	(50)	(54)	(101)	(104)

Total Expense Billings from Affiliates	$(448)	$(506)	$(1,430)	$(1,647)

Related Party Transactions	As of June 30, 2011	As of December 31, 2010
	Millions
Payable to Power through BGS and BGSS (A)	$(130)	$(372)
Payable to Power Related to Gas Supply Hedges for BGSS (A)	(29)	(58)
Payable to Power for SREC Liability (F)	(7)	(7)
Payable to Services (B)	(44)	(48)
Tax Sharing Receivable from (Payable to) PSEG (C)	169	321
Current Unrecognized Tax Receivable from PSEG (C)	58	73
Receivable from PSEG	2	6

Accounts Payable—Affiliated Companies, net	$19	$(85)

Working Capital Advances to Services (E)	$33	$33

Long-Term Accrued Taxes Payable (C)	$(47)	$(74)

(A)	PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 31, 2012 and year-to-year thereafter. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

(B)	Services provides and bills administrative services to Power and PSE&G at cost. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

(C)	PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(F)

In January 2008, the BPU issued a decision that certain BGS suppliers will be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) during the period June 1, 2008 through May 31, 2010. The BPU order further provided that the excess cost may be passed on to ratepayers. Following an appeal, on March 10, 2011, the New Jersey Supreme Court reversed and remanded the BPU’s 2008 order. The Court did not rule on the substantive issue of whether the pass-through of SREC costs was appropriate. The BPU subsequently held a legislative hearing process to comply with the Court’s ruling. PSE&G, along with other New Jersey utilities and Power participated at the hearing and filed comments. The BPU has not yet issued a decision. PSE&G has estimated and accrued a total liability for the excess SREC cost of $17 million as of June 30, 2011 and December 31, 2010, including approximately $7 million for Power’s share which is included in PSE&G’s Accounts Payable—Affiliated Companies as of December 31, 2010. Under current guidance, Power is unable to record the related intercompany receivable on its Condensed Consolidated Balance Sheet. As a result, PSE&G’s liability to Power is not eliminated in consolidation and is included in Other Current Liabilities on PSEG’s Condensed Consolidated Balance Sheet as of December 31, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 18. Guarantees of Debt

Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear), and PSEG Energy Resources & Trade LLC (ER&T). The following table presents condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended June 30, 2011
Operating Revenues	$0	$1,619	$27	$(361)	$1,285
Operating Expenses	(1)	1,263	28	(360)	930

Operating Income (Loss)	1	356	(1)	(1)	355
Equity Earnings (Losses) of Subsidiaries	220	0	0	(220)	0
Other Income	9	50	0	(10)	49
Other Deductions	0	(14)	0	0	(14)
Other-Than-Temporary Impairments	0	(1)	0	0	(1)
Interest Expense	(36)	(11)	(4)	10	(41)
Income Tax Benefit (Expense)	14	(160)	2	1	(143)
Income (Loss) on Discontinued Operations, net of tax	0	0	3	0	3

Net Income (Loss)	$208	$220	$0	$(220)	$208

Three Months Ended June 30, 2010
Operating Revenues	$0	$1,562	$27	$(325)	$1,264
Operating Expenses	2	1,207	32	(325)	916

Operating Income (Loss)	(2)	355	(5)	0	348
Equity Earnings (Losses) of Subsidiaries	213	(4)	0	(209)	0
Other Income	9	44	0	(10)	43
Other Deductions	0	(13)	0	0	(13)
Other-Than-Temporary Impairments	0	(5)	0	0	(5)
Interest Expense	(34)	(12)	(6)	10	(42)
Income Tax Benefit (Expense)	18	(152)	5	0	(129)
Income (Loss) on Discontinued Operations, net of tax	0	0	2	0	2

Net Income (Loss)	$204	$213	$(4)	$(209)	$204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Six Months Ended June 30, 2011
Operating Revenues	$0	$3,897	$77	$(722)	$3,252
Operating Expenses	1	3,037	80	(722)	2,396

Operating Income (Loss)	(1)	860	(3)	0	856
Equity Earnings (Losses) of Subsidiaries	602	59	0	(661)	0
Other Income	19	121	0	(21)	119
Other Deductions	(3)	(23)	0	0	(26)
Other-Than-Temporary Impairments	(1)	(2)	0	0	(3)
Interest Expense	(82)	(21)	(10)	21	(92)
Income Tax Benefit (Expense)	35	(392)	5	0	(352)
Income (Loss) on Discontinued Operations, net of tax	0	0	67	0	67

Net Income (Loss)	$569	$602	$59	$(661)	$569

Six Months Ended June 30, 2011
Net Cash Provided By (Used In) Operating Activities	$367	$1,400	$(148)	$(473)	$1,146
Net Cash Provided By (Used In) Investing Activities	$589	$(674)	$317	$(413)	$(181)
Net Cash Provided By (Used In) Financing Activities	$(956)	$(725)	$(168)	$887	$(962)

Six Months Ended June 30, 2010
Operating Revenues	$0	$4,036	$65	$(641)	$3,460
Operating Expenses	0	3,029	73	(641)	2,461

Operating Income (Loss)	0	1,007	(8)	0	999
Equity Earnings (Losses) of Subsidiaries	590	(18)	0	(572)	0
Other Income	18	85	0	(21)	82
Other Deductions	(1)	(26)	0	0	(27)
Other-Than-Temporary Impairments	0	(6)	0	0	(6)
Interest Expense	(65)	(26)	(12)	21	(82)
Income Tax Benefit (Expense)	26	(426)	7	0	(393)
Income (Loss) on Discontinued Operations, net of tax	0	0	(5)	0	(5)

Net Income (Loss)	$568	$590	$(18)	$(572)	$568

Six Months Ended June 30, 2010
Net Cash Provided By (Used In) Operating Activities	$45	$1,297	$(13)	$(575)	$754
Net Cash Provided By (Used In) Investing Activities	$(29)	$(885)	$0	$319	$(595)
Net Cash Provided By (Used In) Financing Activities	$(17)	$(421)	$(33)	$256	$(215)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of June 30, 2011
Current Assets	$3,787	$6,930	$1,052	$(9,417)	$2,352
Property, Plant and Equipment, net	56	5434	920	0	6,410
Investment in Subsidiaries	4,395	937	0	(5,332)	0
Noncurrent Assets	153	1,625	45	(68)	1,755

Total Assets	$8,391	$14,926	$2,017	$(14,817)	$10,517

Current Liabilities	$787	$9,174	$945	$(9,417)	$1,489
Noncurrent Liabilities	250	1,359	132	(67)	1,674
Long-Term Debt	2,140	0	0	0	2,140
Member’s Equity	5,214	4,393	940	(5,333)	5,214

Total Liabilities and Member’s Equity	$8,391	$14,926	$2,017	$(14,817)	$10,517

As of December 31, 2010
Current Assets	$3,988	$6,807	$1,117	$(8,468)	$3,444
Property, Plant and Equipment, net	55	5,385	902	0	6,342
Investment in Subsidiaries	4,794	1,079	0	(5,873)	0
Noncurrent Assets	170	1,549	41	(94)	1,666

Total Assets	$9,007	$14,820	$2,060	$(14,435)	$11,452

Current Liabilities	$751	$8,519	$849	$(8,468)	$1,651
Noncurrent Liabilities	423	1,510	129	(93)	1,969
Long-Term Debt	2,805	0	0	0	2,805
Member’s Equity	5,028	4,791	1,082	(5,874)	5,027

Total Liabilities and Member’s Equity	$9,007	$14,820	$2,060	$(14,435)	$11,452

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

This combined MD&A is separately filed by PSEG, Power and PSE&G. Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations whatsoever as to any other company.

PSEG’s business consists of three reportable segments, which are:

•

Power, our wholesale energy supply company that integrates its generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management activities primarily in the Northeast and Mid Atlantic United States,

•

PSE&G, our public utility company which provides transmission and distribution of electric energy and gas in New Jersey; implements demand response and energy efficiency programs and invests in solar generation, and

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

OVERVIEW OF 2011 AND FUTURE OUTLOOK

During the first half of 2011, we continued to be impacted by lower pricing at Power. We began experiencing a greater pricing impact due to a significant decline in both PJM Reliability Pricing Model (RPM) and Basic Generation Service (BGS) rates which became effective in the second quarter. Our pricing also continues to be impacted by customer migration away from our BGS supply contracts as these volumes are replaced with lower priced spot market sales. However, the impact of migration on our results has been reduced as average BGS rates decline to a level more closely resembling current market prices so that customers also have less incentive to choose third party suppliers.

Partially offsetting this lower pricing at Power are higher distribution rates at PSE&G as a result of the base rate case settlement in mid-2010. This included an increase of $73.5 million and $26.5 million in annual electric and gas revenues, respectively, with a return on equity (ROE) of 10.3%. We have also realized an increase in transmission revenues as a result of our 2011 Formula Rate Update which provides for approximately $45 million in increased revenues in our 2011 transmission rates effective January 1, 2011.

In addition, our gas sales volumes improved for the first half of 2011 compared to the same period in 2010, due primarily to much warmer winter weather last year. Heating degree days, as a measure of winter weather in 2011, were 8% higher than in 2010. The gas weather normalization clause, which was implemented effective with the base rate case settlement last year, added $7 million to margin due to the fact that heating degree days were 2% below normal in 2011. The weather, the economy and other factors all contributed to an overall increase of approximately 4% in Power’s Basic Gas Supply Service (BGSS) sales volumes and PSE&G’s gas delivery volumes as compared to 2010.

For 2011 and beyond, the key issues our business will confront are:

•	potential for sustained lower natural gas and electricity prices,

•	uncertainty in the economic recovery,

•	regulatory and political uncertainty, particularly around energy policy and environmental regulation, and

•	pressure on competitive markets in many states, including New Jersey.

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

•

In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, in January 2011, New Jersey enacted the long-term capacity agreement pilot program Act (LCAPP) directing the New Jersey Board of Public Utilities (BPU) to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. This could result in artificially depressed pricing in the competitive wholesale market and thus has the potential to harm competitive markets, on both a short-term and a long-term basis. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of 1,949 MW of new combined-cycle generating facilities located in New Jersey. Power and PSE&G appealed this order. Each of the New Jersey electric distribution companies (EDCs), including PSE&G, executed standard offer capacity agreements (SOCA) with the three generators in compliance with the BPU’s directive, but did so under protest reserving its legal rights. On April 27, 2011, the BPU approved the executed contracts and also announced its intent to convene a proceeding to consider whether current mechanisms are adequate to incent generation construction in New Jersey. The BPU has commenced such a proceeding to consider whether there is a need for additional procurements of up to 1,600 MW of new generation. Power and PSE&G are participating in this proceeding, which calls for recommendations to be made to the BPU by the end of 2011.

The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for each New Jersey EDC to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. In April 2011, the Federal Energy Regulatory Commission (FERC) issued an order making effective changes to the PJM Tariff that would require new generation to clear in the RPM at competitive prices which would mitigate the impacts of the subsidized SOCA pricing upon RPM auction prices. This order has been challenged on rehearing. In addition, FERC convened a technical conference on July 29, 2011 to consider whether resources that engage in self-supply should be exempt from such requirements.

The various court challenges which we and other parties made relating to LCAPP legislation are currently pending.

•

The United States Environmental Protection Agency (EPA) published a proposed rule in April 2011 related to 316(b) Clean Water Act requirements. The proposed rule would establish a separate marine life entrainment mortality standard as well as new impingement mortality standards for certain existing cooling water intake structures. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take or the effect, if any, that they may have on our future capital requirements, financial condition or results of operations which could be material. If the rule were to be adopted as proposed, the impact would be material since the majority of our electric generating facilities would be affected as they employ once-through cooling utilizing tidal river and tidal waters.

•

On July 6, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR). CSAPR limits power plant emissions in 27 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone emission standards. Emission reductions will be governed by this rule beginning on January 1, 2012 for SO2 and “annual NOx” and May 1, 2012 for “Ozone season NOx”. Certain states will be required to make additional SO2 reductions in 2014.

We continue to evaluate the impact of this rule on us due to many of the uncertainties that still exist regarding implementation; however, considering the significant investments we have made over the past several years to lower the SO2 and NOx emissions of our fossil plants in the states affected by CSAPR (New Jersey, New York and Pennsylvania), we do not foresee the need to make any significant capital expenditures to our generation fleet to comply with the regulation. As such, we believe this rule will not have a material impact to our financial condition or operations.

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

Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric boiling water reactors utilizing the Mark 1 containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with its operational and safety reviews or any other regulatory or industry responses to the events in Japan.

In July 2011, the NRC task force submitted a report on the first 90 days of its nuclear power plant review. The report contained various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. These recommendations include proposed requirements for upgraded seismic and flooding protection, strengthening plants’ ability to deal with prolonged loss of power and development of emergency plans for events involving multiple reactors. The NRC Chairman has indicated that the NRC should provide “clear direction” within 90 days which could include interim steps on the issues identified or commencing the process for longer-term rulemakings.

We received our requested 20-year license extensions for the Salem and Hope Creek facilities in June and July 2011, respectively. Salem Units 1 and 2 are now licensed through 2036 and 2040, respectively, and Hope Creek is now licensed through 2046.

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

•

In June, the BPU issued a new draft Energy Master Plan (EMP). We are currently analyzing the potential impacts of the draft EMP on our businesses. Our initial assessment is that if the EMP were finalized with the same provisions as drafted, it is generally favorable to our utility business direction, supportive of solar, nuclear power and off-shore wind development, but represents a serious threat to the PJM competitive electric wholesale market in that as a matter of policy it directs the BPU to subsidize new natural gas fired combined cycle generation in an effort to suppress wholesale market prices. The final EMP is expected to be issued later this year, following BPU hearings, in which we intend to participate.

•

On July 21, 2011, the FERC issued a Final Rule which, among other things (i) directs regional planners such as PJM to modify their planning processes to “consider transmission needs driven by public policy requirements established by state or federal laws or regulations” (i.e. creating a new category of “public policy” transmission projects in addition to reliability and economic projects), (ii) directs these regional planners to remove the Right of First Refusal (ROFR)—which permits incumbent transmission owners such as PSE&G the first opportunity to construct transmission within their respective service territories—from its tariffs and agreements, subject to certain exceptions, and (iii) requires regional planners to allocate costs for transmission projects in a way that roughly matches costs with benefits, while leaving flexibility to the regions to determine precise cost allocation methodologies. We cannot predict the final outcome or impact on us, however, specific implementation of the Final Rule in the various regions, including within PSE&G’s service territory, may expose us to competition for construction of transmission, additional regulatory considerations and potential delay with respect to future transmission projects.

Operational Excellence

Our generating stations continued to operate well in 2011. Generation volumes for the first six months of 2011 were approximately 4% lower than in the first half of 2010, primarily at our coal facilities, due to reduced demands.

In addition, we continued to demonstrate our commitment to system reliability by limiting customer outages. In February 2011, our service territory experienced winter storms that impacted the electric transmission and distribution systems due to heavy icing and salt spray and in March 2011, our northern gas service territory was impacted by two heavy rainstorms that resulted in widespread flooding. Our personnel were prepared in each case for widespread outages and, as a result, were able to minimize the length of time our customers were without electric or gas service.

Financial Strength

Our cash from operations has remained strong. During the first six months of 2011, we made approximately $1 billion in capital expenditures, paid dividends of $347 million and made our entire planned pension contributions for the year 2011 of $415 million. Cash from operations for the year has and is expected to continue to benefit from two tax provisions enacted in 2010 which are expected to generate a total of approximately $800 million of cash benefits for us through accelerated depreciation, most of which is expected to be realized in 2011. See Note 13. Income Taxes for additional information. These funds, combined with proceeds from the sales of our Texas facilities, will be used to support our anticipated capital expenditures and dividend payments for the year.

In April 2011, PSEG, Power and PSE&G entered into new 5-year credit agreements resulting in an increase of $650 million in Power’s total credit capacity and increasing our total credit capacity to $4.3 billion.

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

•

During 2011, we reached agreements to sell our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions for a total of approximately $687 million. In March 2011, we completed the sale of one plant for $352 million. The sale of the second plant closed in July 2011 for approximately $335 million. See Note 4. Discontinued Operations and Dispositions for further information.

•

We are continuing to pursue obtaining the necessary regulatory approvals for the Susquehanna-Roseland transmission project but have incurred delays in obtaining environmental approvals which have resulted in a delay to the project implementation date. The estimated cost of construction is up to $750 million for this project. In October 2010, the PJM Board approved the North East Grid project, specifically a 230 kV project running from Roseland to Hudson. This project has an expected in-service date of June 2015 with an estimated cost of construction of up to $880 million. We have also filed for BPU approval of the North-Central Reliability project, a 230 kV upgrade project located in the northern and central portions of New Jersey with an estimated cost of construction of approximately $336 million. The North-Central Reliability project has an expected in-service date of June 2014. Delays in the construction schedules of these projects could impact the timing of expected transmission revenues.

•

In April 2011, we filed a petition with FERC seeking incentive rates with an effective date of June 14, 2011 for five 230 kV transmission projects. In June 2011, FERC granted incentive rates for three of these 230 kV projects, with a total capital investment of approximately $1.0 billion, representing approximately 80% of our request. The incentive rates include recovery for Construction Work in Progress and 100% recovery of prudently-incurred abandonment costs. See Item 5. Other Information, Federal Regulation, Transmission Regulation—Transmission Expansion for further information.

•

Our utility has made additional investments in solar initiatives. Under our solar loan program we have provided a total of $93 million in loans for 317 projects as of June 30, 2011, representing 26 MW to date. Under our Solar 4 All program we have made total program expenditures of approximately $278 million as of June 30, 2011. Over 21 MW of solar panels have been installed on distribution poles and another 23 MW representing 15 projects have been placed into service. Additional projects are in various stages of negotiation and development. Our total anticipated expenditures to develop all approved 80 MW is approximately $465 million. The BPU has commenced a generic stakeholder proceeding, however, to examine whether utility rate-based solar programs should be modified, expanded or terminated in the future.

•

We made additional expenditures under our Capital Economic Stimulus and Energy Efficiency Economic Stimulus programs. As of June 30, 2011, total capital expenditures since inception of these projects were $701 million and $118 million, respectively. In July, the BPU approved extensions to both of these programs which provide for approximately $273 million in accelerated capital investments in our electric and gas infrastructure through 2012 and $95 million of additional capital expenditures for energy efficiency programs. In conjunction with the extension of the Capital Economic Stimulus programs, we agreed to additional electric and gas “base” spending of approximately $96 million during the program.

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

•	We are continuing our efforts to obtain an Early Site Permit for a new nuclear generating station to be located at the current site of Salem and Hope Creek stations.

There is no guarantee that the projects described above or any future initiatives will be achieved since many issues need to be favorably resolved, such as regulatory approvals.

Our leveraged lease investments face risks with regard to the creditworthiness of the various counterparties. Relative to the assets subject to lease to Dynegy Inc. (Dynegy), our lease collateral includes a guarantee from Dynegy Holdings Incorporated (DHI), a subsidiary of Dynegy Inc. DHI holds other generation assets that we believe were intended to support DHI’s guarantee obligations to us. Recently, management of Dynegy announced a plan to reorganize and recapitalize the legal entity structure for their generation assets. Under their plan, they would transfer substantially all of their coal and natural gas-fired generation assets, other than the Roseton and Danskammer facilities, to new “bankruptcy remote” subsidiaries. Following the announcement of this plan, in July 2011, Moody’s lowered certain ratings of Dynegy and DHI.

Subsidiaries of Energy Holdings that hold our lessor interests filed a lawsuit in Delaware Chancery Court against DHI to halt DHI’s proposed transfer of assets to two bankruptcy remote entities as part of a reorganization. In our complaint, we alleged that we believe that DHI’s proposed transfers violate DHI’s obligations under its Roseton and Danskammer guarantees. Our request for a temporary restraining order was denied on July 29, 2011 and we have since sought review with the Delaware Supreme Court.

No assurances can be given regarding the outcome of this litigation against Dynegy. As of June 30, 2011, our gross investment in these leases was $264 million. A foreclosure event could result in an aggregate after tax charge between $170 million and $180 million. As part of this potential foreclosure event, PSEG could be required to pay approximately $100 million to satisfy income tax obligations. This potential cash tax obligation is fully reflected in the overall estimate of the aggregate after tax charge.

RESULTS OF OPERATIONS

The results for PSEG, PSE&G, Power and Energy Holdings for the three months and six months ended June 30, 2011 and 2010 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings (Losses)	2011	2010	2011	2010
	Millions
Power	$205	$202	$502	$573
PSE&G	105	3	268	121
Energy Holdings	5	12	2	19
Other (A)	5	5	10	7

PSEG Income from Continuing Operations	320	222	782	720
PSEG Income (Loss) from Discontinued Operations (B)	3	2	67	(5)

PSEG Net Income	$323	$224	$849	$715

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings Per Share (Diluted)	2011	2010	2011	2010
PSEG Income from Continuing Operations	$0.63	$0.44	$1.54	$1.42
Income (Loss) from Discontinued Operations	0.00	0.00	0.13	(0.01)

PSEG Net Income	$0.63	$0.44	$1.67	$1.41

(A)	Other primarily includes parent company interest and financing costs, donations and certain administrative and general expenses.

(B)	See Note 4. Discontinued Operations and Dispositions.

Our results include the realized gains, losses and earnings on Power’s Nuclear Decommissioning Trust (NDT) funds and other related NDT activity. This includes the net realized gains, interest and dividend income and other costs related to the NDT funds which are recorded in Other Income and Deductions. This also includes credit-related impairments on certain NDT securities which are included in Other-Than-Temporary Impairments and the interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO), which is recorded in Operation and Maintenance Expense and the depreciation expense related to the ARO asset.

Our results also include the after-tax impacts of non-trading mark-to-market (MTM) activity.

The quarter-over-quarter and six month-over-six month variances in our Income from Continuing Operations include the changes related to NDT and MTM shown in the chart below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Millions, after tax
NDT Fund Income (Expense)	$15	$10	$42	$20
Non-Trading Mark-to-Market Gains (Losses)	$4	$(37)	$8	$12

In addition to the changes in NDT and MTM, our increase in Income from Continuing Operations for the three months ended June 30, 2011 was driven primarily by:

•	the absence of a $122 million charge recorded in June 2010 related to our agreement to refund previous Market Transition Charge (MTC) collections,

•	higher transmission and distribution rates,

•

lower Operations and Maintenance costs reflecting lower pension and other postretirement employee benefit (OPEB) costs and the absence of a 2010 write-off associated with the new customer accounting system, and

•	reduced losses on certain wholesale electric energy supply contracts,

•	partially offset by lower volumes and pricing on our BGS contracts, and

•	higher depreciation expense related to the completion of installation of back-end technology at two of our fossil plants.

Our increase in Income from Continuing Operations for the six months ended June 30, 2011 was driven primarily by:

•	the absence of a $122 million charge related to our agreement to refund previous MTC collections,

•	higher transmission and distribution rates, and

•	lower Operations and Maintenance costs reflecting the same items discussed above for the three month period and lower storm restoration costs,

•	partially offset by lower volumes and pricing on our BGS contracts, and

•	higher interest costs and depreciation expense related to the completion of installation of back-end technology at two of our fossil plants.

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

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010	2011 vs 2010		2011	2010	2011 vs 2010
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,469	$2,361	$108	5	$5,823	$5,934	$(111)	(2)
Energy Costs	1,010	1,072	(62)	(6)	2,573	2,760	(187)	(7)
Operation and Maintenance	575	601	(26)	(4)	1,226	1,271	(45)	(4)
Depreciation and Amortization	235	229	6	3	476	456	20	4
Income from Equity Method Investments	4	5	(1)	(20)	7	8	(1)	(13)
Other Income and (Deductions)	40	35	5	14	103	62	41	66
Other-Than-Temporary Impairments	1	5	(4)	(80)	5	6	(1)	(17)
Interest Expense	117	120	(3)	(3)	244	236	8	3
Income Tax Expense	227	124	103	83	556	485	71	15
Income (Loss) from Discontinued Operations	3	2	1	50	67	(5)	72	NA

Power

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
	Millions
Income from Continuing Operations	$205	$202	$3	$502	$573	$(71)
Income (Loss) from Discontinued Operations, net of tax	$3	$2	$1	$67	$(5)	$72
Net Income	$208	$204	$4	$569	$568	$1

For the three months ended June 30, 2011 the primary reasons for the $3 million increase in Income from Continuing Operations were

•	improved results related to our MTM activity, and

•	reduced losses on certain wholesale electric energy supply contracts,

•	partially offset by lower average pricing and volumes for electricity sold under our BGS contracts,

•	higher Operation and Maintenance expense related to outage work at certain of our fossil plants, and

•	higher depreciation expense related to the completion of installation of back-end technology at two of our fossil plants.

For the six months ended June 30, 2011 the primary reasons for the $71 million decrease in Income from Continuing Operations were

•	lower average pricing and volumes for electricity sold under our BGS contracts,

•	higher Operation and Maintenance expense related to refurbishments at certain of our fossil plants, and

•	higher interest costs and depreciation expense related to the completion of installation of back-end technology at two of our fossil plants,

•	partially offset by favorable amounts related to our NDT activity.

The quarter and year-to-date details for these variances are discussed below:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase /(Decrease)
	2011	2010	2011 vs 2010		2011	2010	2011 vs 2010
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,285	$1,264	$21	2	$3,252	$3,460	$(208)	(6)
Energy Costs	603	612	(9)	(1)	1,738	1,863	(125)	(7)
Operation and Maintenance	271	260	11	4	548	511	37	7
Depreciation and Amortization	56	44	12	27	110	87	23	26
Other Income (Deductions)	35	30	5	17	93	55	38	69
Other-Than-Temporary Impairments	1	5	(4)	(80)	3	6	(3)	(50)
Interest Expense	41	42	(1)	(2)	92	82	10	12
Income Tax Expense	143	129	14	11	352	393	(41)	(10)
Income (Loss) from Discontinued Operations	3	2	1	50	67	(5)	72	N/A

For the three months ended June 30, 2011 as compared to 2010

Operating Revenues increased $21 million due to

Trading Revenues increased $15 million due primarily to lower net losses on certain electric energy supply contracts in 2011.

Generation Revenues increased $8 million due primarily to

•

higher net revenues of $65 million resulting principally from less unfavorable net results from financial hedging transactions in 2011 in the PJM, NY and New England (NE) power pools, partially offset by lower generation volumes sold in these power pools, and

•	an increase of $40 million from new wholesale load contracts in PJM and the NE regions commencing in January 2011 and April 2011, respectively,

•	partially offset by a net decrease of $81 million due to lower average pricing and lower volumes sold under our BGS contracts, and

•	decreases of $11 million due to lower capacity payments from PJM resulting from lower prices and $4 million due to lower auction revenue rights rates.

Gas Supply Revenues decreased $2 million due primarily to

•	a net decrease of $4 million due to lower sales volumes at higher average prices to third party customers,

•

partially offset by a net increase of $2 million in sales under the BGSS contract, substantially comprised of increased volumes of sales due to cooler average temperatures in April 2011, substantially offset by lower average gas sales prices in 2011.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased by $9 million entirely due to

•

Gas costs, principally related to Power’s obligations under the BGSS contract, reflecting lower average gas inventory costs partially offset by higher demand due to cooler average temperatures in April 2011.

Operation and Maintenance increased $11 million due primarily to

•

a $7 million net increase due largely to higher outage costs at our coal-fired Keystone facility in Pennsylvania, and our gas-fired Bergen and coal-fired Mercer facilities in New Jersey as well as baghouse filter replacement costs at Mercer, and

•	an increase of $4 million in materials and contract labor for refurbishment projects related to the cooling, circulation and transfer of water at our Salem nuclear facilities in 2011.

Depreciation and Amortization increased $12 million due primarily to

•	a $9 million increase due to completion of installation of back-end technology at the end of 2010 at our Mercer and Hudson generating facilities, and

•	a $3 million increase due to higher depreciable asset bases at Nuclear and Fossil.

Other Income and (Deductions)—The net increase of $5 million was due primarily to higher net realized gains on the NDT funds.

Other-Than-Temporary Impairments decreased $4 million due to the absence in 2011 of $4 million of impairments on the NDT Funds recorded in 2010.

Interest Expense experienced no material change.

Income Tax Expense increased $14 million in 2011 due primarily to higher pre-tax income and the absence of tax benefits recorded in the second quarter of 2010 associated with manufacturer’s deductions under the American Jobs Creation Act of 2004.

Income (Loss) from Discontinued Operations

In January 2011, we reached agreement to sell our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions. In March 2011, we completed the sale of one plant for proceeds of $352 million at an after-tax gain of $54 million. In July 2011, we completed the sale of the second plant for proceeds of approximately $335 million at an after-tax gain of approximately $25 million. The sale of the second plant will be reflected in Power’s Condensed Consolidated Financial Statements for the third quarter of 2011. The results of operations for both plants are included in this category.

See Note 4. Discontinued Operations and Dispositions for additional information.

For the six months ended June 30, 2011 as compared to 2010

Operating Revenues decreased $208 million due to

Generation Revenues decreased $110 million due primarily to

•	a net decrease of $140 million due primarily to lower average pricing and lower volumes of electricity sold under our BGS contracts,

•

lower net revenues of $32 million resulting principally from less favorable results from financial hedging transactions in the various power pools and lower generation volumes sold in the PJM, NE and NY power pools, and

•	decreases of $6 million due to lower capacity payments from PJM resulting from lower prices and $11 million due to lower auction revenue rights rates,

•	partially offset by an increase of $80 million from new wholesale load contracts in PJM and the NE regions commencing in January 2011 and April 2011, respectively,

Gas Supply Revenues decreased $86 million due primarily to

•

a net decrease of $106 million in sales under the BGSS contract, substantially comprised of lower average gas sales prices partially mitigated by increased volumes of sales due to colder average temperatures during the 2011 winter heating season,

•	partially offset by a net increase of $20 million due to higher sales volumes at lower average prices to third party customers.

Trading Revenues decreased $12 million due primarily to higher net losses in 2011 on certain electric energy supply contracts.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $125 million due to

•

Gas costs decreased $94 million, principally related to Power’s obligations under the BGSS contract, reflecting lower average gas inventory costs partially offset by higher demand due to colder average temperatures in the winter heating season in 2011, as well as higher demand by third party customers.

•

Generation costs decreased $31 million due primarily to $72 million of lower net fossil fuel costs, primarily reflecting the utilization of lower volumes of coal and natural gas and the lower cost of natural gas, $35 million of lower net congestion charges incurred in 2011 from PJM and a $13 million decrease due to lower impairment charges in 2011 related to excess SO2 emissions allowances. These decreases were partly offset by an increase of $80 million in spot energy purchases in 2011 in the NE and PJM power pools in order to meet higher load contract demand in 2011, a $6 million increase in nuclear fuel costs and $6 million due to higher PJM transmission expense in 2011 as a result of new PJM load and a higher BGS contract rate.

Operation and Maintenance increased $37 million due primarily to

•

a $29 million net increase due largely to hot gas path inspection outage costs at our gas-fired Bethlehem Energy and Linden facilities in New York and New Jersey, respectively, as well as to higher outage costs at our coal-fired Keystone facility in Pennsylvania, our gas-fired Bergen and our coal-fired Mercer facilities in New Jersey and baghouse filter replacement costs at Mercer partially offset by refunds of easement costs related to certain of our fossil plants, and

•	an increase of $8 million due to refurbishment projects at our Peach Bottom and Salem nuclear facilities.

Depreciation and Amortization increased $23 million due primarily to

•	a $19 million increase due to completion of installation of back-end technology at the end of 2010 at our Mercer and Hudson generating facilities, and

•	a $4 million increase due to higher depreciable asset bases at Nuclear and Fossil.

Other Income and (Deductions)—The net increase of $38 million was due primarily to $42 million of higher net realized gains on the NDT funds mainly resulting from the liquidation of an underperforming fund in March 2011 and a rebalancing to move toward our target asset allocation.

Other-Than-Temporary Impairments decreased $3 million due to higher impairments of $4 million on the NDT Funds in 2010 and an impairment of $1 million on the Rabbi Trust Fund in 2011.

Interest Expense increased $10 million due primarily to

•	lower capitalized interest of $24 million resulting primarily from the installation by year-end 2010 of back-end technology at our Mercer and Hudson fossil stations,

•

partially offset by lower interest expense of $12 million due to the redemption of $606 million of 7.75% Senior Notes in early April 2011 and lower amortization of long-term debt issuance costs of $3 million.

Income Tax Expense decreased $41 million in 2011 due primarily to lower pre-tax income.

Income (Loss) from Discontinued Operations

As discussed above, we sold our two Texas plants in March 2011 and July 2011, respectively. The results of operations for both plants, including the after-tax gain of $54 million from the March 2011 sale, are included in this category.

See Note 4. Discontinued Operations and Dispositions for additional information.

PSE&G

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
			Millions
Income from Continuing Operations	$105	$3	$102	$268	$121	$147
Net Income	$105	$3	$102	$268	$121	$147

For the three months ended June 30, 2011, the primary reasons for the $102 million increase in Income from Continuing Operations were

•	the absence of a $122 million charge recorded in June 2010 related to the refund of previous MTC collections,

•	higher annualized base rates for electric and gas delivery as well as transmission, and

•	lower Operation and Maintenance expense.

For the six months ended June 30, 2011, the primary reasons for the $147 million increase in Income from Continuing Operations were

•	the absence of a $122 million charge recorded in June 2010 related to the refund of previous MTC collections,

•	higher annualized base rates for electric and gas delivery as well as transmission,

•	higher gas delivery volumes, and

•	lower Operation and Maintenance expense.

The quarter and year-to-date details for these variances are discussed below:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010	2011 vs 2010		2011	2010	2011 vs 2010
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,571	$1,536	$35	2	$3,877	$3,980	$(103)	(3)
Energy Costs	815	917	(102)	(11)	2,181	2,457	(276)	(11)
Operation and Maintenance	304	343	(39)	(11)	672	757	(85)	(11)
Depreciation and Amortization	172	177	(5)	(3)	351	354	(3)	(1)
Other Income (Deductions)	4	3	1	33	8	7	1	14
Other-Than-Temporary Impairments	0	0	0	0	1	0	1	N/A
Interest Expense	78	80	(2)	(3)	157	157	0	0
Income Tax Expense (Benefit)	73	(9)	82	N/A	184	71	113	N/A

For the three months ended June 30, 2011 as compared to 2010

Operating Revenues increased $35 million due primarily to

Clause Revenues increased $111 million due primarily to the absence of a $122 million charge recorded in June 2010 related to our agreement to refund previous MTC collections over two years and higher Societal Benefits Charge (SBC) and Margin Adjustment Clause (MAC) of $13 million, partially offset by lower Securitization Transition Charge (STC) revenues of $24 million. The changes in STC, SBC and MAC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in Operation and Maintenance, Depreciation and Amortization and Interest Expense. PSE&G earns no margins on SBC, STC or MAC collections.

Delivery Revenues increased $24 million due primarily to an increase in prices for electric and gas distribution and transmission.

•

Gas distribution revenues were up $19 million due primarily to higher sales volumes of $10 million, higher Weather Normalization Clause revenue of $7 million and the impact of the prior year July base rate increase of $5 million, partially offset by lower capital stimulus revenue of $3 million.

•	Transmission revenues were up $9 million due primarily to prior year net rate increases.

•

Electric distribution revenues were down $4 million due primarily to lower sales volumes of $9 million and lower stimulus revenue of $4 million, partially offset by the impact of the prior year June base rate increases of $9 million.

Other Operating Revenues increased $2 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.

Commodity Revenue decreased $102 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS.

•

Electric revenues decreased $86 million due primarily to $139 million in lower BGS revenues, partially offset by $53 million in higher revenues from the sale of Non-Utility Generation (NUG) energy and collections of non-utility generation charges (NGC) due primarily to higher prices. BGS sales were down 18% due primarily to large customer migration to third party suppliers (TPS); in contrast delivery sales were down only 3% due to weather.

•

Gas revenues decreased $16 million due to lower BGSS prices of $37 million, partially offset by higher BGSS volumes of $21 million due to weather. The average price of gas was 19% lower in 2011 than in 2010.

Energy Costs decreased $102 million. This is entirely offset by Commodity Revenue. Details are as follows:

•

Electric costs decreased $86 million due to $113 million or 16% in lower BGS and NUG volumes due to large customer migration to TPS and NUG operations and $1 million of lower BGS and NUG prices, partially offset by $28 million for increased deferred cost recovery.

•	Gas costs decreased $16 million due to $37 million or 19% in lower prices, partially offset by $21 million or 11% in higher sales volumes due primarily to weather.

Operation and Maintenance decreased $39 million due primarily to

•	$21 million of lower net deferred expenses associated with SBC, Regional Greenhouse Gas Initiative (RGGI) and Stimulus clauses,

•	a $17 million decrease in pension and OPEB expenses, and

•	the absence of $16 million in expenses relating to 2010 rate case disallowances,

•	partially offset by a $14 million increase in bad debt expense.

Depreciation and Amortization decreased $5 million due primarily to

•	a decrease of $15 million for amortization of Regulatory Assets,

•	partially offset by an increase of $8 million for additional plant in service, and

•	an increase of $2 million in software amortization,

Other Income and (Deductions) experienced no material change.

Other-Than-Temporary Impairments experienced no change.

Interest Expense decreased $2 million due primarily to lower average debt balances.

Income Tax Expense increased $82 million due primarily to higher pre-tax income.

For the six months ended June 30, 2011 as compared to 2010

Operating Revenues decreased $103 million due primarily to

Commodity Revenue decreased $276 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS.

•

Gas revenues decreased $154 million due to lower BGSS prices of $201 million, partially offset by higher BGSS volumes of $47 million due to colder weather. The average price of gas was 20% lower in 2011 than in 2010.

•

Electric revenues decreased $122 million due primarily to $194 million in lower BGS revenues, partially offset by $72 million in higher revenues from the sale of NUG energy and collections of NGC due primarily to higher prices. BGS sales were down 15% due primarily to large customer migration to TPS; in contrast delivery sales were down by only 2% due to weather.

Clause Revenues increased $116 million due primarily to the absence of $122 million charge recorded in June 2010 related to our agreement to refund previous MTC collections over two years, and higher SBC and MAC of $37 million, partially offset by lower STC revenues of $43 million. The changes in STC, SBC and MAC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in Operation and Maintenance, Depreciation and Amortization and Interest Expense. PSE&G earns no margins on SBC, STC or MAC collections.

Delivery Revenues increased $52 million due primarily to an increase in prices for electric and gas distribution and transmission.

•

Gas distribution revenues were up $35 million due primarily to higher sales volumes of $26 million, the impact of the prior year July base rate increase of $16 million and higher Weather Normalization Clause revenue of $3 million, partially offset by lower capital stimulus revenue of $10 million.

•	Transmission revenues were up $16 million due primarily to net rate increases.

•

Electric distribution revenues were up $1 million due primarily to the impact of the prior year June base rate increases of $18 million, partially offset by lower sales volumes of $9 million and lower stimulus revenue of $8 million.

Other Operating Revenues increased $5 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.

Energy Costs decreased $276 million. This is entirely offset by Commodity Revenue. Details are as follows:

•	Gas costs decreased $154 million due to $201 million or 20% in lower prices, partially offset by $47 million or 5% in higher sales volumes due primarily to weather.

•

Electric costs decreased $122 million due to $201 million or 14% in lower BGS and NUG volumes due to large customer migration to TPS and NUG operations, partially offset by $69 million for increased deferred cost recovery and $10 million of higher BGS and NUG prices.

Operation and Maintenance decreased $85 million due to

•	$35 million of lower net deferred expenses associated with SBC, RGGI and Stimulus clauses,

•	a $30 million decrease in pension and OPEB expenses,

•	the absence of $16 million in expenses relating to 2010 rate case disallowances,

•	a $14 million reduction in storm restoration work, and

•	a $4 million decrease in other operating expenses, primarily incentive payments,

•	partially offset by a $14 million increase in bad debt expense.

Depreciation and Amortization decreased $3 million due primarily to

•	a decrease of $23 million for amortization of Regulatory Assets,

•	partially offset by an increase of $15 million for additional plant in service, and

•	an increase of $4 million in software amortization.

Other Income and (Deductions) experienced no material change.

Other-Than-Temporary Impairments experienced no material change.

Income Tax Expense increased $113 million due primarily to higher pre-tax income.

Energy Holdings

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
	Millions
Income from Continuing Operations	$5	$12	$(7)	$2	$19	$(17)
Net Income	$5	$12	$(7)	$2	$19	$(17)

For the three months and six months ended June 30, 2011, the primary reason for the $7 million and $17 million decreases in Income from Continuing Operations was the absence of tax benefits related to two projects entering service in 2010 and lower lease related gains.

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

For the six months ended June 30, 2011, our operating cash flow increased $875 million as compared to the same period in 2010. The net change was due primarily to net changes from Power, PSE&G and Energy Holdings, as discussed below.

Power

Power’s operating cash flow increased $392 million from $754 million to $1,146 million for the six months ended June 30, 2011, as compared to the same period in 2010, primarily resulting from

•

an increase of $335 million due to lower tax payments primarily related to the benefits of accelerated tax depreciation under new tax provisions enacted in 2010 (see Note 13. Income Taxes for additional information), and

•	an increase of $180 million due to higher collections of accounts receivable,

•	partially offset by a decrease of $91 million due to higher payments of counterparty payables.

PSE&G

PSE&G’s operating cash flow increased $300 million from $(21) million to $279 million for the six months ended June 30, 2011, as compared to the same period in 2010, due primarily to higher earnings for the period combined with

•

an increase of $126 million due to lower tax payments primarily related to the benefits of accelerated tax depreciation under new tax provisions enacted in 2010 (see Note 13. Income Taxes for additional information), and

•	an increase of $114 million due to higher collections of customer receivables.

Energy Holdings

Energy Holdings’ operating cash flow improved $165 million for the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to lower tax payments in 2011 related to lease sale activity.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of Power, primarily through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Both commercial paper programs are fully back-stopped by their own separate credit facilities.

The commitments under our credit facilities are provided by a diverse bank group. As of June 30, 2011, no single institution represented more than 8% of the total commitments in our credit facilities.

As of June 30, 2011, our total credit capacity was in excess of our anticipated maximum liquidity requirements through the end of 2011.

Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of June 30, 2011 were as follows:

		As of June 30, 2011
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility (A)	$500	$14	(C)	$486	Dec 2012	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility	500	0		500	Apr 2016	Commercial Paper (CP) Support/Funding/Letters of Credit

Total PSEG	$1,000	$14		$986

Power
5-year Credit Facility (B)	$1,600	$170	(C)	$1,430	Dec 2012	Funding/Letters of Credit
5-year Credit Facility	1,000	0		1,000	Apr 2016	Funding/Letters of Credit
Bilateral Credit Facility	100	100	(C)	0	Sept 2015	Letters of Credit

Total Power	$2,700	$270		$2,430

PSE&G
5-year Credit Facility	$600	$298		$302	Apr 2016	Commercial Paper (CP) Support/Funding/Letters of Credit

Total PSE&G	$600	$298		$302

Total	$4,300			$3,718

(A)	In December 2011, this facility will be reduced by $23 million.

(B)	In December 2011, this facility will be reduced by $75 million.

(C)	Includes amounts related to letters of credit outstanding.

On April 15, 2011, PSEG, Power and PSE&G entered into new 5-year credit agreements in the amounts of $500 million, $1 billion and $600 million, respectively. These new agreements will expire in April 2016. Concurrently, PSEG reduced its existing $1 billion credit facility to $500 million, Power terminated its existing $350 million credit facility, and PSE&G terminated its existing $600 million credit facility. As a result of these changes, Power’s total credit capacity increased by $650 million which increased our total credit capacity to $4.3 billion.

Long-Term Debt Financing

For a discussion of our long-term debt transactions during 2011, see Note 9. Changes in Capitalization.

Common Stock Dividends

For information related to cash dividends on our common stock, see Note 15. Earnings Per Share.

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

Credit Ratings

If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In April 2011, S&P published an updated credit opinion which left the ratings for PSEG, Power and PSE&G unchanged and improved their outlooks to positive from stable. In May 2011, Moody’s affirmed its ratings for PSEG, Power and PSE&G. PSE&G’s outlook was improved to positive from stable while the outlooks at PSEG and Power remain at stable. In August 2011, Fitch affirmed its ratings for PSEG, Power and PSE&G and kept all outlooks at stable.

	Moody’s(A)	S&P(B)	Fitch(C)
PSEG
Outlook	Stable	Positive	Stable
Commercial Paper	P2	A2	F2
Power
Outlook	Stable	Positive	Stable
Senior Notes	Baa1	BBB	BBB+
PSE&G
Outlook	Positive	Positive	Stable
Mortgage Bonds	A2	A–	A
Commercial Paper	P2	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS

It is expected that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. Projected construction and investment amounts for the years 2011 through 2013 have been revised subsequent to the Annual Report on Form 10-K for the year ended December 31, 2010. The revised amounts reflect an increase of approximately $670 million for PSE&G, due primarily to extensions to the Capital and Energy Efficiency Capital Stimulus Programs, which were approved by the BPU in July, and revisions to our anticipated spend for various transmission projects. In addition, we have removed $530 million of discretionary expenditures for non-utility renewables from our projections. We will continue to approach non-regulated solar and other renewables investments opportunistically, seeking projects that will provide attractive risk-adjusted returns for our shareholders. The current projected construction and investment expenditures, excluding nuclear fuel purchases, are presented in the table below. These amounts are subject to change, based on various factors.

	2011	2012	2013
	Millions
Power:
Baseline Maintenance	$190	$235	$155
Environmental / Regulatory	95	65	85
Fossil Growth Opportunities	265	65	0
Nuclear Expansion	120	120	100

Total Power	$670	$485	$340

PSE&G:
Transmission
Reliability Enhancements	$565	$765	$1,130
Facility Replacement	120	180	145
Support Facilities	5	5	5
Distribution
Support Facilities	40	40	40
New Business	120	130	140
Reliability Enhancements	135	155	70
Facility Replacement	270	285	140
Environmental / Regulatory	35	50	35
Renewables / EMP	330	235	75

Total PSE&G	$1,620	$1,845	$1,780

Other	45	40	25

Total PSEG	$2,335	$2,370	$2,145

Power

During the six months ended June 30, 2011, Power made $283 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $40 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear. For additional information regarding current projects, see Note 8. Commitments and Contingent Liabilities.

PSE&G

During the six months ended June 30, 2011, PSE&G made $697 million of capital expenditures, including $674 million of investment in plant, primarily for reliability of transmission and distribution systems and $23 million in solar loan investments. This does not include expenditures for cost of removal, net of salvage, of $25 million, which are included in operating cash flows.

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

The VaR models used are variance/covariance models adjusted for the change of positions with a 95% confidence level and a one-day holding period for the MTM trading and non-trading activities. The models assume no new positions throughout the holding periods; however, we actively manage our portfolio.

As of June 30, 2011, there was no trading VaR. As of December 31, 2010, trading VaR was $1 million.

For the Three Months Ended June 30, 2011	Trading VaR	Non-Trading MTM VaR
	Millions
95% Confidence level,
Loss could exceed VaR one day in 20 days
Period End	$0	$11
Average for the Period	$1	$9
High	$2	$19
Low	$0	$5
99.5% Confidence level,
Loss could exceed VaR one day in 200 days
Period End	$0	$18
Average for the Period	$1	$14
High	$3	$30
Low	$0	$8

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Controls

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters in the ordinary course of business. In addition, both PSE&G and Power have filed appeals of the March 2011 BPU order approving the SOCAs to the New Jersey Superior Court Appellate Division. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the 2010 Annual Report on Form 10-K, see Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

Certain information reported under the 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011 are updated below. References are to the related pages on the Form 10-K or form 10-Q as printed and distributed.

Long-Term Capacity Agreement Pilot Program (LCAPP)

December 31, 2010 Form 10-K page 47 and March 31, 2011 Form 10-Q, page 66. In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, New Jersey enacted LCAPP directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. In February 2011, we joined other plaintiffs in an action filed in the United States District Court for the District of New Jersey challenging the constitutionality of the LCAPP Act under the Supremacy and Commerce clauses of the United States Constitution. The complaint seeks declaratory and injunctive relief. The proceeding is now in the discovery phase. Also in February 2011, PSEG and a group of other generators filed a complaint asking FERC to take steps to mitigate the impact of this subsidized generation on the capacity markets, and FERC so acted in an April 2011 order, which is now subject to rehearing. For additional information, see Item 5. Other Information.

Electric Discount and Energy Competition Act (Competition Act)

December 31, 2010 Form 10-K page 48 and March 31, 2011 Form 10-Q, page 66. In April 2007, PSE&G and Transition Funding were served with a purported class action complaint (Complaint) in New Jersey Superior Court challenging the constitutional validity of certain stranded cost recovery provisions of the Competition Act, seeking injunctive relief against continued collection from PSE&G’s electric customers of the Transition Bond Charge (TBC) of Transition Funding, as well as recovery of TBC amounts previously collected. Under New Jersey law, the Competition Act, enacted in 1999, is presumed constitutional.

In July 2007, the plaintiff filed an amended Complaint to also seek injunctive relief from continued collection of related taxes as well as recovery of such taxes previously collected. In October 2007, the Court granted PSE&G motion to dismiss the amended Complaint and in November 2007, the plaintiff filed a notice of appeal with the Appellate Division of the New Jersey Superior Court. In February 2009, the New Jersey Appellate Division affirmed the decision of the lower court dismissing the case. In May 2009, the New Jersey Supreme Court denied a request from the plaintiff to review the Appellate Division’s decision.

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. In June 2011, the plaintiff/petitioner filed a notice of appeal with the New Jersey Appellate Division.

Con Edison (Con Ed)

December 31, 2010 Form 10-K page 48 and March 31, 2011 Form 10-Q, page 66. In 2001, Con Ed filed a complaint with FERC against PSE&G, PJM and NYISO asserting a failure to comply with agreements between PSE&G and Con Ed covering 1,000 MW of transmission. On September 16, 2010, FERC approved a settlement agreement entered into by PSE&G, Con Ed, PJM, NYISO and others. This settlement provides the basis for moving forward with Con Ed after the current contracts expire in 2012 and settles all issues associated with the existing contracts, including cases pending in the D.C. Circuit Court of Appeals. However, dismissal of these court cases is contingent upon receipt of a final, non-appealable order from the FERC. One party to the proceeding sought rehearing of the FERC approval order, which FERC denied in an order issued on April 8, 2011. The party then appealed this decision to the D.C. Circuit Court of Appeals. This appeal is pending.

ITEM 1A.	RISK FACTORS

The Risk Factor shown below is to be added to those disclosed in Part I Item 1A of our 2010 Annual Reports on Form 10-K and Part II Item 1A of our March 31, 2011 Quarterly Reports on Form 10-Q.

Any inability to recover the carrying amount of our assets could result in future impairment charges which could have a material adverse impact on our financial condition and results of operations

In accordance with accounting guidance, management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate an asset’s carrying amount may not be recoverable. Significant reductions in our expected revenues or cash flows for an extended period of time resulting from such events could result in future asset impairment charges, which could have a material adverse impact on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the second quarter of 2011:

Three Months Ended June 30, 2011	Total Number of Shares Purchased	Average Price Paid per Share
April 1-April 30	0	$0
May 1-May 31	292,193	$33.65
June 1-June 30	28,765	$33.12

ITEM 5.	OTHER INFORMATION

Certain information reported under the 2010 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2010 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011. References are to the related pages on the Form 10-K or 10-Q as printed and distributed.

EMPLOYEE RELATIONS

December 31, 2010 Form 10-K page 17 and March 31, 2011 Form 10-Q, page 67. One of the collective bargaining agreements at PSE&G was set to expire on April 30, 2011. Negotiations continued through May 2011 when a new collective bargaining agreement was approved. The new agreement will expire in April 2014.

FEDERAL REGULATION

FERC

Regulation of Wholesale Sales—Generation/Market Issues/Market Design Issues

December 31, 2010 Form 10-K page 18. Market Power—PSE&G, PSEG Energy Resources & Trade LLC and PSEG Power Connecticut LLC each filed for an update of their respective market-based rate (MBR) authority in December 2010. On June 29, 2011, these companies were granted continued MBR authority from FERC.

December 31, 2010 Form 10-K page 18. Cost-Based RMR Agreements – FERC has permitted public utility generation owners to enter into RMR agreements that provide cost-based compensation to a generation owner when a unit proposed for retirement is asked to continue operating for reliability purposes. In November 2010, PJM officially notified Power that it will need the Hudson 1 generating station to remain in service through September 1, 2012 to ensure grid reliability during the summer of 2012 given the delays associated with the Susquehanna-Roseland project. In January 2011, we filed at FERC for extension of the RMR agreement for Hudson Unit 1 through September 1, 2012. FERC granted this extension in an order issued in May 2011. In June 2011, however, Power asked PJM to re-evaluate whether the extension of the RMR contract is necessary. On August 2, 2011, PJM determined that such an extension was not needed and stated that it will be releasing the RMR contract.

Capacity Market Issues

December 31, 2010 Form 10-K page 19 and March 31, 2011 Form 10-Q, page 67. In an attempt to stimulate the development of new generation capacity in New Jersey through a subsidized rate mechanism, in January 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of baseload or mid-merit electric power generation. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of 1,949 MW of new combined-cycle generating facilities located in New Jersey. The BPU decision requires the New Jersey electric distribution companies, including PSE&G, to execute the BPU approved financially settled standard offer capacity agreements (SOCAs) with each of the three selected generators. The SOCA requires that the generator bid in and clear the PJM RPM base residual auction in each year of the SOCA term. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid and accepted for that generator in the BPU process. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. In April 2011 the EDCs jointly filed a motion for reconsideration of the BPU’s March order, arguing that the order violated due process and failed to comply with the LCAPP Act. In May 2011, the BPU denied the EDCs’ motion for reconsideration. Both PSE&G and Power subsequently filed appeals of the BPU order to the New Jersey Superior Court Appellate Division.

Each of the New Jersey EDCs, including PSE&G, executed SOCAs with the three generators in compliance with the BPU’s directive, but did so under protest reserving its legal rights. In April 2011, the BPU approved the executed contracts and also announced its intent to convene a proceeding to consider whether current mechanisms are adequate to incent generation construction in New Jersey. This proceeding, in which both PSE&G and Power are participating, has commenced. In this proceeding, the BPU is examining the need for an additional procurement of generation of up to 1,600 MW. A legislative hearing has already been conducted and comments have been filed. PSE&G and Power argued in separate comments that the markets are working and that the proposed additional procurement would distort market outcomes and harm customers. The procedural schedule for this proceeding calls for recommendations to be presented to the BPU by the end of 2011.

In an effort to prevent the LCAPP Act and other similar state actions from harming competitive wholesale markets, PSEG joined a group of generators and filed a complaint at FERC in February 2011 which sought to correct a flaw in the PJM tariff that allowed for the artificial suppression of capacity prices by “buy side” resources. With a similar objective, also in February 2011, PJM filed with FERC to update and simplify the minimum offer price rule (MOPR). While there were some differences in the relief sought by the generator complaint and the PJM filing, both filings sought changes to the same MOPR tariff provisions for the purposes of preventing subsidized generation from artificially depressing the wholesale capacity markets. In April 2011, FERC issued an order making effective changes to the PJM Tariff that would require new generation to clear in the RPM at competitive prices which would mitigate the impacts of the subsidized SOCA pricing upon RPM auction prices. This order has been challenged by the BPU on rehearing. In addition, on July 29, 2011, the FERC held a technical conference to consider whether resources that engage in self-supply should be exempted from MOPR requirements.

The LCAPP Act is also being challenged in court. We joined a group filing a complaint in U.S. District Court in New Jersey arguing that the legislation is unconstitutional and should be invalidated. This court action is currently in the discovery phase.

Transmission Regulation—Transmission Expansion

December 31, 2010 Form 10-K page 20 and March 31, 2011 Form 10-Q, page 68. We have not received certain environmental approvals that are required for each of the Eastern and Western segments of the Susquehanna-Roseland line and believe that it is now unlikely that we will obtain these approvals until early 2013, at the earliest. The Western portion of the line also requires certain permits from the National Park Service. In May, we received a letter from the National Park Service that postpones the agency’s issuance of a Record of Decision for this project until January 2013, which represents a three month delay from the previous schedule. We are currently evaluating this additional delay from the National Park Service and any resulting impact on the previously expected in- service date of June 2014 for the Eastern segment and June 2015 for the Western segment. Further delays are also possible for both portions. Delays in the construction schedule could impact the timing of expected transmission revenues.

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

In December 2008, PJM approved another 500 kV transmission project, originating in Branchburg and ending in Hudson County, New Jersey, with an estimated cost of $1.1 billion. In December 2009, FERC granted our request for the same incentive rate treatment on this project as the Susquehanna-Roseland line. Subsequently, PJM approved a modified 230 kV project, in place of the 500 kV line, originating in Roseland and terminating in Hudson County, at an estimated cost of up to $880 million (“North East Grid” project). The project has an expected in-service date of June 2015. Development and siting activities for this project are expected to commence in 2011. In November 2010, we filed a notice with FERC regarding the change in project scope. The BPU and the New Jersey Division of Rate Counsel each filed objections to the continuation of the previously-awarded rate incentives to the reconfigured project. We have filed responsive pleadings and believe that the modified project should be eligible for the same rate incentives as the original project, but the matter remains pending at FERC.

PJM has approved in its Regional Transmission Expansion Plan several other 230 kV transmission projects to be constructed by PSE&G. In April 2011, we filed a petition with FERC seeking incentive rates for five of these projects (Burlington-Camden project, North Central Reliability project, the Mickleton-Gloucester-Camden project, Middlesex Switch Rack project and Bayonne-Marion project). For each of these projects, PSE&G requested inclusion of 100% of CWIP in rate base and recovery of 100% of prudently incurred abandonment costs with an effective date of June 14, 2011. In June 2011, the FERC granted the requested incentives for three of the projects (Burlington-Camden, North Central Reliability project and Mickleton-Gloucester-Camden) with a total estimated capital investment of $1.0 billion, representing approximately 80% of our request.

Transmission Regulation—Transmission Policy Developments

December 31, 2010 Form 10-K page 20. In 2010, the FERC initiated a rulemaking proceeding to evaluate whether reforms were necessary to current transmission planning and cost allocation rules to stimulate additional transmission development. The rulemaking also addressed the issue of whether the ROFR contained in FERC-approved tariffs and contracts, under which incumbent transmission companies have a ROFR to build transmission located within their respective service territories, should be eliminated. On July 21, 2011, the FERC issued a Final Rule in this proceeding. The Final Rule, among other things (i) directs regional planners such as PJM to modify their planning processes to “consider transmission needs driven by public policy requirements established by state or federal laws or regulations” (ii) directs regional planners to remove the ROFR from its tariffs and agreements, subject to exceptions for certain types of projects and subject to a back-stop mechanism that may permit incumbent transmission owners to step in and build transmission if third party developers’ projects are delayed (iii) requires regional planners to develop regional cost allocation methodologies consistent with certain articulated principles, including that costs be “roughly commensurate” with project benefits and (iv) requires regional planners in neighboring regions to have a common interregional cost allocation method for new interregional facilities. PSEG and other parties to the proceeding are expected to challenge the Final Rule on rehearing and ultimate judicial appeals are likely. An expected outcome of this Final Rule is the construction of more transmission through “public policy” planning and the opening up of transmission construction and ownership to third party developers and to incumbents seeking to build outside of their service territories. We cannot predict the final outcome or impact on us, however, specific implementation of the Final Rule in the various regions, including within our service territory, may expose us to competition for construction of transmission, additional regulatory considerations and potential delay with respect to future transmission projects.

Commodity Futures Trading Commission (CFTC)

December 31, 2010 Form 10-K page 22 and March 31, 2011 Form 10-Q, page 69. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in an attempt to reduce systemic risk in the financial markets thereby preventing future financial crises and market issues such as those experienced recently. As part of this new legislation, the SEC and the CFTC will be implementing new rules to enact stricter regulation over swaps and derivatives since many of the issues experienced were caused by derivative trading in connection with mortgage loans. Additionally, the Dodd-Frank Act will require many swaps and other derivative transactions to be standardized and traded on exchanges or other Derivative Clearing Organizations (DCOs).

The CFTC has issued NOPRs on many of the key issues, including:

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

Under the margin requirement NOPR, no margin would be applied to any transaction with an end-user, except for a proposal for banks that would impose a one-way margin flowing from the end-user to the bank for any transaction that exceeds a credit threshold set by the bank. Additional rules have been proposed that re-examine this end-user exemption, which could have adverse consequences upon Power.

We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

Nuclear Regulatory Commission (NRC)

March 31, 2011 Form 10-Q, page 70. As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the NRC will be performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan may result in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants meet the stringent applicable design and safety specifications of the NRC.

Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric boiling water reactors utilizing the Mark 1 containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with its operational and safety reviews or any other regulatory or industry responses to the events in Japan.

In July 2011, the NRC task force submitted a report on the first 90 days of its nuclear power plant review. The report contained various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. These recommendations include proposed requirements for upgraded seismic and flooding protection, strengthening plants’ ability to deal with prolonged loss of power and development of emergency plans for events involving multiple reactors. The NRC Chairman has indicated that the NRC should provide “clear direction” within 90 days which could include interim steps on the issues identified or commencing the process for longer-term rulemakings.

STATE REGULATION

Rates

Remediation Adjustment Clause (RAC)

December 31, 2010 Form 10-K page 26 and March 31, 2011 Form 10-Q, page 70. In November 2010, we filed a RAC 18 petition with the BPU requesting an increase in electric and gas RAC rates of approximately $3 million and $1 million, respectively. In May 2011 a settlement was signed by the parties and filed with the Administrative Law Judge (ALJ) for the requested amounts. Also in May 2011 the ALJ issued an initial decision adopting the executed stipulation of the parties to the proceeding. The ALJ’s Initial Decision was approved by the BPU in June 2011. New rates were effective July 1, 2011.

RGGI Recovery Charge (RRC)

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

Energy Supply

BGSS

December 31, 2010 Form 10-K page 27 and March 31, 2011 Form 10-Q, page 70. On June 1, 2011, PSE&G made its annual BGSS filing with the BPU. The filing requested a decrease in annual BGSS revenue of $16.1 million, excluding sales and use tax, to be effective October 1, 2011. This would represent a reduction of approximately 1.1% for a typical residential gas heating customer.

Energy Policy

New Jersey Energy Master Plan (EMP)

December 31, 2010 Form 10-K page 27 and March 31, 2011 Form 10-Q, page 71. During 2010, the Governor of New Jersey directed the BPU to review the State’s current EMP. In June, the BPU released a new draft EMP. We are currently analyzing the potential impacts of the draft EMP on our business. Our initial assessment is that if the EMP were finalized with the same provisions as drafted, it is generally favorable to our utility business direction, supportive of nuclear power and off-shore wind development, but represents a serious threat to the PJM competitive electric wholesale market in that as a matter of policy it directs the BPU to subsidize new natural gas fired combined cycle generation in an effort to suppress wholesale market prices. The final EMP is expected to be issued later this year, following BPU hearings, in which we intend to participate.

Compared to the current EMP, the new draft places a stronger emphasis on controlling and developing the in-state generation market and reducing energy costs. The draft recognizes the impact of climate change and accepts the previously set goals of a 22.5% target for the renewable portfolio standard (RPS) in 2021. It also references a goal that 70% of New Jersey’s energy supplies should be from clean energy sources by 2050. To meet this goal, the draft calls for a redefinition of clean energy to include nuclear, natural gas and hydro power along with defined renewable sources and proposes a number of changes aimed at reducing the cost of achieving the 22.5% goal.

Specific program initiatives in the draft EMP include:

•	implementation of LCAPP, with the continued State challenge to FERC and PJM policies on market pricing rules in the capacity market;

•	support for construction of new nuclear generation;

•	development of decentralized combined heat and power;

•	expanded natural gas use to meet energy needs;

•	re-evaluation of the costs, incentives and impact on rates of the solar renewable program;

•	re-evaluation of alternative and emerging technologies, to create appropriate incentives;

•	continued support for implementation of off-shore wind, without setting a specific capacity goal; and

•	continued support for energy efficiency initiatives, but recognizing that the previous goal of a 32% reduction in natural gas use by 2020 is unachievable.

Solar Generic Proceeding

The BPU has commenced a generic proceeding to examine whether existing utility rate-based solar programs, including ours, should be expanded, modified or discontinued once the current programs expire or the authorized level of solar installations has been achieved. Although the current programs are not expected to be affected, the proceeding will examine the costs and benefits of all of these programs. We cannot predict the outcome of this proceeding.

Energy Efficiency Economic Stimulus Program

December 31, 2010 Form 10-K page 29. In July 2009, the BPU approved our energy efficiency program developed to stimulate economic growth in the state. Under this program, we anticipated approximately $166 million in energy efficiency capital expenditures over an 18-month period. The program provides for a charge for recovery of program expenditures plus an allowed return. As of June 2011, $118 million of the $166 million had been invested with the remaining $48 million fully committed. The initiatives target multiple customer segments. Subprograms provide energy audits and incentives for energy retrofit services to homes and small businesses in Urban Enterprise Zone municipalities, multi-family buildings, hospitals, data centers and governmental entities. Other initiative components include funding for new technologies and demonstration projects, and a program to encourage non-residential customers to reduce energy use through improvements in the operation and maintenance of their facilities. In July 2011, PSE&G received BPU approval to extend three subprograms (multi-family, municipal and hospital) which are currently in operation and are fully subscribed with a backlog of customer applications. PSE&G received authorization to extend the subprograms’ offerings under the same process, terms and conditions while receiving the ability to make approximately $95 million of additional capital expenditures.

Capital Economic Stimulus Infrastructure Program

December 31, 2010 Form 10-K page 29 and March 31, 2011 Form 10-Q, page 71. In January 2009, we filed for approval of a capital economic stimulus infrastructure investment program. Under this initiative, we proposed to undertake $698 million of capital infrastructure investments over a 24 month period. The goal of these accelerated capital investments is to help improve the State’s economy through the creation of new jobs. We made this filing in response to the Governor of New Jersey’s proposal to help revive the economy through job growth and capital spending.

In April 2009, the BPU approved 38 qualifying projects totaling $694 million. The Capital Adjustment Charge (CAC) was established to provide recovery prior to the inclusion of the investments in rates. It will be adjusted each January based on forecasted program expenditures and will be subject to deferred accounting.

We spent $180 million on approved infrastructure projects in 2009 and collected approximately $11 million through the CAC.

The CAC rates were adjusted on a provisional basis on January 1, 2010. At the conclusion of our base rate case in June and July 2010, the infrastructure projects that were placed in service through the end of 2009 were rolled into rate base and the CAC rates were adjusted accordingly, again on a provisional basis. We spent $408 million on approved infrastructure projects in 2010 and collected approximately $36 million through the CAC.

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

In July 2011, the BPU approved settlement agreements resolving our November 2010 annual filing to update the CAC rates and our November 2010 and February 2011 filings to extend our gas and electric Capital Stimulus programs. As part of the settlement, PSE&G agreed to an established “base” spending level that includes additional electric and gas spending of approximately $96 million, apart from Capital Stimulus, for 2011 through 2012 for gas and 2011 through 2013 for electric. Following the completion of the 38 qualifying projects included in PSE&G’s initial Capital Stimulus program, PSE&G will make a filing to roll into rate base the initial Capital Stimulus investments not yet in base rates. Through the end of June 2011, PSE&G has spent $701 million in gas and electric Capital Stimulus investments.

Regarding the Capital Stimulus extension, the BPU also approved 24 qualifying projects totaling approximately $78 million and $195 million in expenditures for gas and electric, respectively, to be completed and placed in service by December 2012. Filings to implement rates to recover these costs will be made by November 1, 2011 and at the conclusion of the final qualifying projects.

Carbon Abatement Program

December 31, 2010 Form 10-K page 29 and March 31, 2011 Form 10-Q, page 71. The BPU approved our proposal to invest up to $46 million over four years on a small scale carbon abatement program across specific customer segments. For each year of the program we will file a petition on October 1 to set forth the calculation of the electric and gas recovery charges for the subsequent year. The BPU approved a rate increase in December 2009, which resulted in a net annual revenue increase of $1.9 million in 2010. The petition filed in October 2010 for setting the recovery charges for 2011 is still pending. As of June 30, 2011, $29.6 million of the approved $46 million investment had been spent on energy efficiency measures.

LCAPP

See Federal Regulation—Capacity Market Issues above.

ENVIRONMENTAL MATTERS

Air Pollution Control

Clean Air Interstate Rule (CAIR), Clean Air Transport Rule (CATR) and Cross-State Air Pollution Rule (CSAPR)

December 31, 2010 Form 10-K page 31. On July 6, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR). CSAPR limits power plant emissions in 27 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone emission standards. Emission reductions will be governed by this rule beginning on January 1, 2012 for SO2 and “annual NOx” and May 1, 2012 for “Ozone season NOx”. Certain states will be required to make additional SO2 reductions in 2014.

We continue to evaluate the impact of this rule on Power and PSEG due to many of the uncertainties that still exist regarding implementation; however, considering the significant investments we have made over the past several years to lower the SO2 and NOx emissions of our fossil plants in the states affected by CSAPR (New Jersey, New York and Pennsylvania), we do not foresee the need to make any significant capital expenditures to our generation fleet to comply with the regulation. As such, we believe this rule will not have a material impact to the financial condition or operations of Power and PSEG.

Hazardous Air Pollutants Regulation

December 31, 2010 Form 10-K page 32 and March 31, 2011 Form 10-Q, page 72. In accordance with a court ruling, the EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which is expected to be finalized by November 2011. This regulation includes mercury reduction and other hazardous air pollutants pursuant to the Clean Air Act. In preparation for this action, the EPA solicited extensive stack-testing information from many coal and oil fired electric generating units through a mandatory Information Collection Request (ICR). We participated in this ICR and submitted the required information in 2010. According to the prescriptive MACT process, the EPA will select an emission rate from the best performing units, by pollutant and/or surrogate, and units within a given category yet to be determined will have to have a lower emission rate than the selected rate by a set date, typically three to five years after the final rule. Until the final rule is adopted, the impact cannot be determined; however, if the rule is adopted as proposed, we believe the back-end technology environmental controls recently installed at our Hudson and Mercer coal facilities should meet the rule’s requirements. At Power’s Connecticut facility and some of the other New Jersey facilities, some additional controls could be necessary, pending engineering evaluation. The impact to Power’s jointly owned coal fired generating facilities in Pennsylvania is under evaluation.

Water Pollution Control

Permit Renewals

December 31, 2010 Form 10-K page 33 and March 31, 2011 Form 10-Q, page 72. The use of cooling water is a significant part of the generation of electricity at steam-electric generating stations. Section 316(b) of the Federal Water Pollution Control Act requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. The impact of regulations under Section 316(b) can be significant, particularly at steam-electric generating stations which do not have closed cycle cooling through the use of cooling towers to recycle water for cooling purposes. The installation of cooling towers at an existing generating station can impose significant engineering challenges and significant costs, which can affect the economic viability of a particular plant. In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule.

On April 20, 2011, the EPA published the proposed rule with comments currently due on August 18, 2011. The proposed rule would establish a separate marine life entrainment mortality standard as well as new impingement mortality standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. The proposed impingement standard requires that such facilities must meet specific numeric criteria to comply, while the proposed entrainment standard provides for a site specific, case-by-case

BTA assessment for mortality reduction. We are in the process of reviewing the proposed rule and assessing its potential impact on our generating facilities. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations. If the rule were to be adopted as proposed, the impact would be material since the majority of our electric generating stations would be affected as they employ once-through cooling utilizing tidal river and tidal waters. We expect to file comments on the proposed rulemaking with the EPA within the prescribed time. See Note 8. Commitments and Contingent Liabilities for additional information.

Conemaugh NPDES permit

March 31, 2011 Form 10-Q, page 72. In April 2007, a Clean Water Act citizen suit was brought against GenOn Northeast Management Company (then known as Reliant Energy Northeast Management Company) (GenOn), as operator of the 1,711 MW Conemaugh Generating Station (Conemaugh), seeking civil penalties and injunctive relief for alleged violations of Conemaugh’s National Pollutant Discharge Elimination System (NPDES) permit. We have a 22.5% percent ownership interest in Conemaugh. Pursuant to a Consent Order and Agreement between Pennsylvania Department of Environmental Protection (PADEP) and GenOn, a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for flue gas desulfurization effluent has been designed (awaiting final PADEP approval for construction), in order to comply with the limits set in Conemaugh’s NPDES permit. On March 21, 2011, the court entered a partial summary judgment in the plaintiffs’ favor, declaring as a matter of law that discharges from Conemaugh had violated the NPDES permit.

In May 2011 this matter was settled resulting in the execution of a Consent Decree which was filed with the court. The CWA requires a 45-day comment period after which, barring any opposition, the court will enter the Consent Decree as a final order. It is expected the Consent Decree will be entered on or shortly after August 2, 2011. In addition to specific operating requirements that the Conemaugh Station must implement pursuant to the Consent Decree the parties agreed to a $5 million settlement payment. Our share of the aggregate in costs is approximately $1 million.

ITEM 6.	EXHIBITS

A listing of exhibits being filed with this document is as follows:

a. PSEG:

Exhibit 10.1:	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011

Exhibit 10.2:	Amendment to Employment Agreement with Randall Mehrberg, dated June 8, 2011

Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

b. Power:

Exhibit 10.1:	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011

Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31.3:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.3:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

c. PSE&G:

Exhibit 10.1:	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011

Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements

Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31.5:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.5:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

*	XBRL information is furnished, not filed.

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

Date: August 3, 2011

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

Date: August 3, 2011

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

Date: August 3, 2011