Form 10-K
period 2011-12-31
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2012-02-27
CIK 81033, 788784, 1158659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

100 F ST., N.E.

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011,

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock of Public Service Enterprise Group Incorporated held by non-affiliates as of June 30, 2011 was $16,495,247,274 based upon the New York Stock Exchange Composite Transaction closing price.

The number of shares outstanding of Public Service Enterprise Group Incorporated’s sole class of Common Stock as of January 31, 2012 was 506,050,478.

As of January 31, 2012, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

PSEG Power LLC and Public Service Electric and Gas Company are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K. Each is filing its Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K of Public Service Enterprise Group Incorporated	Documents Incorporated by Reference
III	Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of Public Service Enterprise Group Incorporated, which definitive Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about March 2, 2012, as specified herein.

i

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Item 8. Financial Statements and Supplementary Data —Note 13. Commitments and Contingent Liabilities, and other factors discussed in filings we make with the United States Securities and Exchange Commission (SEC). These factors include, but are not limited to:

•	adverse changes in the demand for or the price of the capacity and energy that we sell into wholesale electricity markets,

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

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and trading risks,

•	any deterioration in our credit quality or the credit quality of our counterparties, including in our leveraged leases,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	any inability to achieve, or continue to sustain, our expected levels of operating performance,

•	increase in competition in energy markets in which we compete,

•	challenges associated with recruitment and /or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in discount rates and funding requirements, and

•	changes in technology and customer usage patterns.

All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized or, even if realized, will have the consequences to, or effects on, us or our business prospects, financial condition or results of operations that management expects. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking statements made in this report apply only as of the date of this report. While we may elect to update forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if internal estimates change, unless otherwise required by applicable securities laws.

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

Discussions throughout the document refer to PSEG and its direct operating subsidiaries, Power, PSE&G and PSEG Energy Holdings L.L.C. (Energy Holdings). Depending on the context of each section, references to “we,” “us,” and “our” relate to the specific company or companies being discussed. In addition, certain key acronyms and definitions are summarized in a glossary beginning on page 210.

WHERE TO FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document that we file at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. You may also obtain our filed documents from commercial document retrieval services, the SEC’s internet website at www.sec.gov or our website at www.pseg.com. Information on our website should not be deemed incorporated into or as a part of this report. Our Common Stock is listed on the New York Stock Exchange under the ticker symbol PEG. You can obtain information about us at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

We are an energy company with a diversified business mix. Our operations are located primarily in the Northeastern and Mid Atlantic United States. Our business approach focuses on operational excellence, financial strength and disciplined investment. As a holding company, our profitability depends on our subsidiaries’ operating results. Below are descriptions of our direct operating subsidiaries.

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
corporation which was formed
in 1989) that invests and
operates through its two primary
subsidiaries.

Earns revenues from managing
lease investments and the
operation of its generation
projects.

Also pursuing development of
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

Earnings (Losses) in millions	2011	2010	2009
Power	$1,002	$1,136	$1,191
PSE&G	521	359	325
Energy Holdings	(134)	49	72
Other	18	13	6

PSEG Income from Continuing Operations	$1,407	$1,557	$1,594

The following is a more detailed description of our business, including a discussion of our:

•	Business Operations and Strategy

•	Competitive Environment

•	Employee Relations

•	Regulatory Issues

•	Environmental Matters

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

Power also sells wholesale natural gas, primarily through a full requirements Basic Gas Supply Service (BGSS) contract with PSE&G to meet the gas supply requirements of PSE&G’s customers. The current BGSS contract runs through March 31, 2012 and year to year thereafter.

About 46% of PSE&G’s peak daily gas requirements is provided from Power’s firm transportation capacity, which is available every day of the year. Power satisfies the remainder of PSE&G’s requirements from storage contracts, liquefied natural gas, seasonal purchases, contract peaking supply, propane and refinery gas. Based upon availability, Power also sells gas to others.

How Power Operates

We own approximately 13,060 MW of generation capacity located in the Northeast and Mid Atlantic regions of the U.S. in some of the country’s largest and most developed electricity markets.

The map below shows the locations of our Northeast and Mid Atlantic generation facilities.

In 2011, we sold 2,000 MW of generation facilities we owned and operated in Texas. See Item 8. Financial Statements and Supplementary Data—Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 4. Discontinued Operations and Dispositions, for additional information.

For additional information on each of our generation facilities, see Item 2. Properties.

•	Generation Capacity

Our installed capacity utilizes a diverse mix of fuels: 44% gas, 28% nuclear, 18% coal, 9% oil and 1% pumped storage. This fuel diversity helps to mitigate risks associated with fuel price volatility and market demand cycles. Our total generating output in 2011 was approximately 54,000 GWh. The following table indicates the proportionate share of generating output by fuel type.

Generation by Fuel Type	Actual 2011
Nuclear:
New Jersey facilities	38%
Pennsylvania facilities	18%
Fossil:
Coal:
New Jersey facilities	5%
Pennsylvania facilities	9%
Connecticut facilities	1%
Oil and Natural Gas:
New Jersey facilities	22%
New York facilities	7%

Total	100%

While overall generation has increased over the past several years, the mix by fuel type has changed slightly in recent years due to the relatively favorable price of natural gas as compared to coal, making it more economical to run certain of our gas units than our coal units.

•	Generation Dispatch

Our generation units are typically characterized as serving one or more of three general energy market segments: base load; load following; and peaking, based on their operating capability and performance. On a capacity basis, our portfolio of generation assets consists of 34% base load, 43% load following and 23% peaking. This diversity helps to reduce the risk associated with market demand cycles and allows us to participate in the market at each segment of the dispatch curve.

•

Base Load Units operate whenever they are available. These units generally derive revenues from energy and capacity sales. Variable operating costs are low due to the combination of highly efficient operations and the use of relatively lower-cost fuels. Performance is generally measured by the unit’s “capacity factor,” or the ratio of the actual output to the theoretical maximum output. In 2011, our base load capacity factors were as follows:

Unit	2011 Capacity Factor
Nuclear
Salem Unit 1	85.4%
Salem Unit 2	88.0%
Hope Creek	98.7%
Peach Bottom Unit 2	99.2%
Peach Bottom Unit 3	88.0%
Coal
Keystone	75.1%
Conemaugh	72.7%

No assurances can be given that these capacity factors will be achieved in the future.

•

Load Following Units typically operate between 20% and 80% of the time. The operating costs are higher per unit of output due to lower efficiency and/or the use of higher-cost fuels such as oil, natural gas and, in some cases, coal. They operate less frequently than base load units and derive revenues from energy, capacity and ancillary services.

•

Peaking Units run the least amount of time and utilize higher-priced fuels. These units typically operate less than 20% of the time. Costs per unit of output tend to be much higher than for base load units. The majority of revenues are from capacity and ancillary service sales. The characteristics of these units enable them to capture energy revenues during periods of high energy prices.

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

During periods when one or more parts of the transmission grid are operating at full capability, thereby resulting in a constraint on the transmission system, it may not be possible to dispatch units in merit order without violating transmission reliability standards. Under such circumstances, the ISO will dispatch higher-cost generation out of merit order within the congested area and power suppliers will be paid an increased Locational Marginal Price (LMP) in congested areas, reflecting the bid prices of those higher-cost generation units.

The following chart depicts the merit order of dispatch in PJM Interconnection L.L.C. (PJM), where most of our generation units are located, based on illustrative historical dispatch cost. It should be noted that market price fluctuations have resulted in changes from historical norms, with lower gas prices allowing some gas generation to displace some coal generation.

The bid price of the last unit dispatched by an ISO establishes the energy market-clearing price. After considering the market-clearing price and the effect of transmission congestion and other factors, the ISO calculates the LMP for every location in the system. The ISO pays all units that are dispatched their respective LMP for each MWh of energy produced, regardless of their specific bid prices. Since bids generally approximate the marginal cost of production, units with lower marginal costs typically generate higher operating profits than units with comparatively higher marginal costs.

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

The prices reflected in the tables above do not necessarily illustrate our contract prices, but they are representative of market prices at relatively liquid hubs, with nearer-term forward pricing generally resulting from more liquid markets than pricing for later years. In addition, the prices do not reflect locational differences resulting from congestion or other factors, which can be considerable. While these prices provide some perspective on past and future prices, the forward prices are highly volatile and there can be no assurance that such prices will remain in effect or that we will be able to contract output at these forward prices.

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

In order to minimize emissions levels, our Bridgeport 3 unit uses a specific type of coal obtained from Indonesia. If the supply from Indonesia or equivalent coal from other sources was not available for this facility, our long-term operations would be adversely impacted since additional material capital expenditures would be required to modify our Bridgeport 3 station to enable it to operate using a broader mix of coal sources.

•

Gas Supply—Natural gas is the primary fuel for the bulk of our load following and peaking fleet. We purchase gas directly from natural gas producers and marketers. These supplies are transported to New Jersey by four interstate pipelines with whom we have contracted. In addition, we have firm gas transportation contracts to serve our Bethlehem Energy Center (BEC) in New York.

We have 1.3 billion cubic feet-per-day of firm transportation capacity under contract to meet our obligations under the BGSS contract. On an as available basis, this firm transportation capacity may also be used to serve the gas supply needs of our generation fleet. We supplement that supply with a total storage capacity of 76 billion cubic feet.

•

Oil—Oil is used as the primary fuel for one load following steam unit and nine combustion turbine peaking units and can be used as an alternate fuel by several load following and peaking units that have dual-fuel capability. Oil for operations is drawn from on-site storage and is generally purchased on the spot market and delivered by truck, barge or pipeline.

We expect to be able to meet the fuel supply demands of our customers and our own operations. However, the ability to maintain an adequate fuel supply could be affected by several factors not within our control, including changes in prices and demand, curtailments by suppliers, severe weather and other factors. For additional information, see Item 7. MD&A—Overview of 2011 and Future Outlook and Item 8. Financial Statements and Supplementary Data -Note 13. Commitments and Contingent Liabilities.

Markets and Market Pricing

Power’s assets are located in three centralized, competitive electricity markets operated by ISO organizations all of which are subject to the regulatory oversight of the Federal Energy Regulatory Commission (FERC):

•	PJM Regional Transmission Organization—PJM conducts the largest centrally dispatched energy market in North America. It serves over 60 million people, nearly 19% of the total U.S. population and a peak demand of over 163,800 MW. The PJM Interconnection coordinates the movement of electricity through all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. The majority of our generating stations operate in PJM.

•

New York—The NYISO is the market coordinator for New York State and is responsible for managing the New York Power Pool and for administering its energy marketplace. This service area has a population of about 19 million and a peak demand of over 33,900 MW. Our BEC station operates in New York.

•

New England—ISO NE coordinates the movement of electricity in a region covering Maine, New Hampshire, Vermont, Massachusetts, Connecticut and Rhode Island. This service area has a population of about 14 million and a peak demand of over 28,130 MW. Our Bridgeport and New Haven stations operate in Connecticut.

The price of electricity varies by location in each of these markets. Depending upon our production and our obligations, these price differentials can serve to increase or decrease our profitability.

Commodity prices, such as electricity, gas, coal, oil and emissions, as well as the availability of our diverse fleet of generation units to produce these products, also have a considerable effect on our profitability. These commodity prices have been, and continue to be, subject to significant market volatility. Over the long-term, the higher the forward prices are, the more attractive an environment exists for us to contract for the sale of our anticipated output. However, higher prices also increase the cost of replacement power; thereby placing us at risk should our generating units fail to function effectively or otherwise become unavailable.

Over the past few years, a decline in wholesale natural gas prices has resulted in lower electricity prices. One of the reasons for the decline in natural gas prices is greater supply from shale production. This trend has reduced margin on forward sales as we recontract our expected generation output.

In addition to energy sales, we also earn revenue from capacity payments for our generating assets. These payments are compensation for committing a portion of our capacity to the ISO for dispatch at its discretion. Capacity payments reflect the value to the ISO of assurance that there is sufficient generating capacity available at all times to meet system reliability and energy requirements. Currently, there is sufficient capacity in the markets in which we operate. However, in certain areas of these markets there are transmission system constraints, raising concerns about reliability and creating a more acute need for capacity.

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

Delivery Year	MW-day	kW-yr
June 2011 to May 2012	$110.00	$40.16
June 2012 to May 2013	$139.73	$51.70
June 2013 to May 2014	$245.00	$89.43
June 2014 to May 2015	$136.50	$49.82

Identical prices were set for all zones for the periods from June 2010 to May 2012 under these auctions. For all other periods the prices differ in the various areas of PJM, depending on the constraints in each area of the transmission system, with Keystone and Conemaugh receiving lower prices than the majority of our PJM generating units since there are fewer constraints in that region and our generating units in northern New Jersey usually receiving higher pricing.

The price that must be paid by an entity serving load in the various zones is also set through these auctions. These prices can be higher or lower than the prices noted in the table above due to import and export capability to and from lower-priced areas.

Like PJM and ISO-NE, the NYISO provides capacity payments to its generating units, but unlike the other two markets, the New York market does not provide a forward price signal beyond a six month auction period.

On a prospective basis, many factors may affect the capacity pricing, including but not limited to:

•	changes in load and demand;

•	changes in the available amounts of demand response resources;

•	changes in available generating capacity (including retirements, additions, derates, forced outages, etc.);

•	increases in transmission capability between zones;

•

changes to the pricing mechanism, including potentially increasing the number of zones to create more pricing sensitivity to changes in supply and demand, as well as other potential changes that PJM and the other ISOs may propose over time; and

•	changes driven by legislative and/or regulatory action, that permit states to subsidize local electric power generation through the consummation of standard offer capacity agreements.

For additional information on the RPM and FCM markets, see Regulatory Issues—Federal Regulation.

Hedging Strategy

In an attempt to mitigate volatility in our results, we seek to contract in advance for a significant portion of our anticipated electric output, capacity and fuel needs. We seek to sell a portion of our anticipated lower-cost generation over a multi-year forward horizon, normally over a period of two to three years. We believe this hedging strategy increases stability of earnings.

Among the ways in which we hedge our output are: (1) sales at PJM West and (2) BGS contracts. Sales at PJM West reflect block energy sales at the liquid PJM Western Hub and other transactions that seek to secure price certainty for our generation related products. In addition, the BGS-Fixed Price contract, a full requirements contract that includes energy and capacity, ancillary and other services, is awarded for three-year periods through an auction process managed by the New Jersey Board of Public Utilities (BPU). The volume of BGS contracts and the electric utilities that our generation operations serve will vary from year to year. Pricing for the BGS contracts, including a capacity component, for recent and future periods by purchasing utility is as follows:

Load Zone ($/MWh)	2008-2011	2009-2012	2010-2013	2011-2014	2012-2015
PSE&G	$111.50	$103.72	$95.77	$94.30	$83.88
Jersey Central Power & Light	$114.09	$103.51	$95.17	$92.56	$81.76
Atlantic City Electric	$116.50	$105.36	$98.56	$100.95	$85.10
Rockland Electric Company	$120.49	$112.70	$103.32	$106.84	$92.51

A portion of our total capacity is hedged through the BGS auctions. On average, tranches won in the BGS auctions require 110 to 120 of capacity on a daily basis.

We have obtained price certainty for all of our PJM and New England capacity through May 2015 through the RPM and FCM pricing mechanisms.

We enter into these hedges in an effort to provide price certainty for a large portion of our anticipated generation. There is, however, variability in both our actual output as well as in our hedges. Our actual output will vary based upon total market demand, the relative cost position of our units compared to all units in the market and the operational flexibility of our units. Our hedge volume can also vary, depending on the type of hedge into which we have entered. The BGS auction, for example, results in a contract that provides for the supplier to serve a percentage of the default load of a New Jersey electric delivery company, that is, the load that remains after some customers have chosen to be served directly by third party suppliers. The amount of power supplied varies based on the level of the delivery company’s default load, which is affected by the number of customers who choose a third party supplier, as well as by other factors such as weather and the economy. Historically, the number of customers that have switched to third party suppliers was relatively constant, but in 2010, as market prices declined from past years’ historic highs, there was additional incentive for more of the smaller commercial and industrial electric customers to switch. In a falling price environment, this has a negative impact on our margins, as the anticipated BGS pricing is replaced by lower spot market pricing. While this impact has been reduced as average BGS rates have declined to a level more closely resembling current market prices, customers may still see an incentive to switch to third party suppliers. We are unable to determine the degree to which this switching, or “migration,” will continue, but the impact on our results could be material.

As of February 9, 2012, we had contracted for the following percentages of our anticipated base load generation output for the next three years with modest amounts beyond 2014.

Base Load Generation	2012	2013	2014
Generation Sales	100%	85%-90%	30%-35%

Power’s strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements for the three years. Power also has various long-term fuel purchase commitments for coal to support its fossil generation stations. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

We take a more opportunistic approach in hedging our anticipated natural gas-fired generation. The generation from these units is less predictable, as a significant portion of these units will only dispatch when aggregate market demand has exceeded the supply provided by lower-cost units. The natural gas-fired units have historically provided a lower contribution to our margin than either the nuclear or coal units, although market price dynamics of coal and gas over the past few years have moderated this historical relationship.

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

PSE&G

Our public utility, PSE&G, distributes electric energy and gas to customers within a designated service territory running diagonally across New Jersey where approximately 6.2 million people, or about 70% of the State’s population, reside.

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

We also earn margins through competitive services, such as appliance repair. The commodity supply portion of our utility business’ electric and gas sales are managed by BGS and BGSS suppliers. Pricing for those services are set by the BPU as a pass-through, resulting in no margin for our utility operations.

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

Transmission

We use formula rates for our existing and future transmission investments. Formula-type rates provide a method of rate recovery where the transmission owner annually determines its revenue requirements through a fixed formula which considers Operations and Maintenance expenditures, Rate Base and capital investments and applies an approved return on equity (ROE) in developing the weighted average cost of capital. Currently, our approved rates provide for a base ROE of 11.68% on existing and new transmission investment, while certain investments are entitled to earn an additional incentive rate. For more information on current transmission construction activities, see Regulatory Issues, Federal Regulation—Transmission Regulation.

Transmission Statistics

December 31, 2011		Historical Annual Load Growth 2007-2011
Network Circuit Miles	Billing Peak (MW)
1,357	10,933	-0.3%

Distribution

Our primary business is the distribution of gas and electricity to end users in our service territory. Our load requirements were split among residential, commercial and industrial customers, as described below for 2011. We believe that we have all the non-exclusive franchise rights (including consents) necessary for our electric and gas distribution operations in the territory we serve.

	% of 2011 Sales
Customer Type	Electric	Gas
Commercial	57%	36%
Residential	33%	60%
Industrial	10%	4%

Total	100%	100%

While our customer base has remained steady and gas load has increased, electric load has declined as illustrated:

Electric and Gas Distribution Statistics

	December 31, 2011		Historical Annual
	Number of Customers	Electric Sales and Gas Sold and Transported	Load Growth 2007-2011
Electric	2.2 Million	42,506 GWh	-0.5%
Gas	1.8 Million	3,527 Million Therms	2.2%

Supply

Although commodity revenues make up almost 54% of our revenues, we make no profit on the supply of energy since the actual costs are passed through to our customers.

All electric and gas customers in New Jersey have the ability to choose their own electric energy and/or gas supplier. However, pursuant to BPU requirements, we serve as the supplier of last resort for electric and gas customers within our service territory who are not served by another supplier. As a practical matter, this means we are obligated to provide supply to a vast majority of residential customers and a smaller portion of commercial and industrial customers.

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

PSE&G procures the supply requirements of our default service BGSS gas customers through a full requirements contract with Power. The BPU has approved a mechanism designed to recover all gas commodity costs related to BGSS for residential customers. BGSS filings are made annually by June 1 of each year, with an effective date of October 1. Any difference between rates charged under the BGSS contract and rates charged to our residential customers is deferred and collected or refunded through adjustments in future rates. Commercial and industrial customers that do not have third party suppliers are also supplied under the BGSS arrangement. These customers are charged a market based price largely determined by prices for commodity futures contracts.

Markets and Market Pricing

Historically, there has been significant volatility in commodity prices. Such volatility can have a considerable impact on us since a rising commodity price environment results in higher delivered electric and gas rates for customers. This could result in decreased demand for electricity and gas, increased regulatory pressures and greater working capital requirements as the collection of higher commodity costs may be deferred under our regulated rate structure. A declining commodity price on the other hand, would be expected to have the opposite effect. For additional information, including the impact of natural gas commodity prices on electricity prices such as BGS, see Item 7. MD&A.

Energy Holdings

Our focus at Energy Holdings is on managing our portfolio of lease investments and generation projects. Energy Holdings is also continuing to explore opportunities for additional investments in renewable generation.

Over the past several years, we have terminated all of our international leveraged leases with lessees willing to meet certain economic thresholds in order to reduce the cash tax exposure related to these leases. We have also reduced our risk by opportunistically monetizing the majority of our previous international investments. We are continuing to explore options for our remaining international investment in Venezuela as well as our projects in Hawaii and New Hampshire. In February, 2012, the California Public Utilities Commission approved the shut down of GWF Power and we anticipate recovering the remaining book value of our investment. For additional information on these generation facilities, see Item 2. Properties.

Products and Services

The majority of our remaining $881 million of domestic lease investments are energy-related leveraged leases. As of December 31, 2011, the single largest lease investment represented 38% of total lease investments.

Our leveraged leasing portfolio is designed to provide a fixed rate of return. Leveraged lease investments involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease financing, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and, with respect to our lease investments, is not presented on our Consolidated Balance Sheets.

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

Lease rental payments are unconditional obligations of the lessee and are set at levels at least sufficient to service the non-recourse lease debt. The lessor is also entitled to any residual value associated with the leased asset at the end of the lease term. An evaluation of the after-tax cash flows to the lessor determines the return on the investment. Under accounting principles generally accepted in the United States (GAAP), the leveraged lease investment is recorded net of non-recourse debt and income is recognized as a constant return on the net unrecovered investment.

For additional information on leases, including the credit, tax and accounting risks, see Item 1A. Risk Factors, Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Credit Risk—Energy Holdings, Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables and Note 13. Commitments and Contingent Liabilities.

Through Energy Holdings, we own and operate solar projects in New Jersey, Florida and Ohio totaling 29 MW. See Item 2. Properties for additional information. In January 2012, Energy Holdings also acquired an additional 25 MW solar project currently under construction in Arizona. Completion of this project is expected by the third quarter of 2012. All of the energy, capacity and environmental attributes generated by the project in the first 20 years are expected to be sold under a long-term power purchase agreement. Energy Holdings has issued guarantees of up to $71.5 million for payment of obligations related to the construction of the project. These guarantees will terminate upon successful completion of the project. The total investment for the project will be approximately $75 million.

Also, in December 2011, the Long Island Power Authority (LIPA) selected PSEG Long Island LLC (PSEG LI), a newly formed wholly owned subsidiary of Energy Holdings, to manage its electric transmission and distribution system in Long Island, New York.

LIPA issued a press release that it had selected us for a variety of reasons, including our proven track record of first quartile customer service and reliability, commitment to cost control, corporate culture of transparency and local decision making, technical expertise and proven environmental track record. The ten year contract will commence on January 1, 2014. As part of the management contract, PSEG LI will be expected to develop and implement a number of operational improvements to provide safe and reliable service for LIPA’s customers, increase customer satisfaction and manage the operational and maintenance costs of LIPA.

COMPETITIVE ENVIRONMENT

Power

Various market participants compete with us and one another in buying and selling in the wholesale energy markets, entering into bilateral contracts and selling to aggregated retail customers. Our competitors include:

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

Our business is also under competitive pressure due to demand side management (DSM) and other efficiency efforts aimed at changing the quantity and patterns of usage by consumers which could result in a reduction in load requirements. A reduction in load requirements can also be caused by economic cycles, customer migration and other factors. It is also possible that advances in technology, such as distributed generation, will reduce the cost of alternative methods of producing electricity to a level that is competitive with that of most central station electric production. To the extent that additions to the transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, our revenues could be adversely affected. Changes in the rules governing transmission planning, cost allocation and who is permitted to build transmission could also impact our revenues.

We are also at risk if one or more states in which we operate should decide to turn away from competition. This is now occurring in New Jersey where a new law was enacted on January 28, 2011 establishing a long-term capacity agreement pilot program (LCAPP) which provides for up to 2,000 MW of subsidized base load or mid-merit electric power generation. This bill may have the effect of artificially depressing prices in the competitive wholesale market and thus has the potential to harm competitive markets, on both a short-term and a long-term basis. Other states, such as Maryland, are also examining similar programs. The lack of consistent rules in energy markets can negatively impact the competitiveness of our plants.

Environmental issues, such as restrictions on emissions of carbon dioxide (CO2) and other pollutants, may also have a competitive impact on us to the extent that it becomes more expensive for some of our plants to remain compliant, thus affecting our ability to be a lower-cost provider compared to competitors without such restrictions. In addition, most of our plants, which are located in the Northeast where rules are more stringent, can be at an economic disadvantage compared to our competitors in certain Midwest states. While our generation fleet is relatively low-emitting, additional restrictions could have a negative impact on certain of our units, including our coal units.

In addition, pressures from renewable resources could increase over time. For example, many parts of the country, including the mid-western region within the footprint of the Midwest Independent System Operator, the California ISO and the PJM region, have either implemented or are considering implementing changes to their respective regional transmission planning processes that will enable the construction of large amounts of transmission to move renewable generation to load centers. FERC has also ordered all FERC-jurisdictional regions to consider public policy requirements, such as State Renewable Portfolio Standards, in their planning processes, which could facilitate the integration of renewable resources. For additional information, see the discussion in Regulatory Issues—Federal Regulation below.

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

Changes in the current policies for building new transmission lines, such as the proposal by FERC to eliminate contractual provisions that provide us a “right of first refusal” to construct projects in our service territory, could result in additional competition to build transmission lines in our area in the future and would allow us to seek opportunities to build in other service territories. Moreover, as discussed in Regulatory Issues—Federal Regulation below, the court’s elimination of national electric transmission corridors may impact upon future transmission build.

Construction of new subsidized local generation also has the potential to reduce the need for the construction of new transmission to transport remote generation and alleviate system constraints.

EMPLOYEE RELATIONS

As of December 31, 2011, we had approximately 9,784 employees within our subsidiaries, including 6,346 covered under collective bargaining agreements. All of our collective bargaining agreements will expire on April 30, 2013 or later. We believe we maintain satisfactory relationships with our employees.

Employees as of December 31, 2011
	Power	PSE&G	Energy Holdings	Services
Non-Union	1,207	1,250	16	965
Union	1,492	4,845	0	9

Total Employees	2,699	6,095	16	974

Number of Union Groups	3	5	N/A	1

REGULATORY ISSUES

Federal Regulation

FERC

FERC is an independent federal agency that regulates the transmission of electric energy and gas in interstate commerce and the sale of electric energy and gas at wholesale pursuant to the Federal Power Act (FPA) and the Natural Gas Act. PSE&G and the generation and energy trading subsidiaries of Power are public utilities as defined by the FPA. FERC has extensive oversight over “public utilities” as defined by the FPA. FERC approval is usually required when a public utility seeks to: sell or acquire an asset that is regulated by FERC (such as a transmission line or a generating station); collect costs from customers associated with a new transmission facility; charge a rate for wholesale sales under a contract or tariff; or engage in certain mergers and internal corporate reorganizations.

FERC also regulates generating facilities known as qualifying facilities (QFs). QFs are cogeneration facilities that produce electricity and another form of useful thermal energy, or small power production facilities where the primary energy source is renewable, biomass, waste or geothermal resources. QFs must meet certain criteria established by FERC. We own various QFs through Energy Holdings. QFs are subject to some, but not all, of the same FERC requirements as public utilities.

FERC also regulates Regional Transmission Operators/ISOs, such as PJM, and their energy and capacity markets.

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

PSE&G, PSEG Energy Resources & Trade LLC, PSEG Power Connecticut, PSEG Fossil LLC and PSEG Nuclear LLC were each granted continued MBR authority from FERC in June 2011. Retention of MBR authority is important to the maintenance of our current generation business’ revenues.

•

Cost-Based Reliability Must Run (RMR) Agreements—FERC has permitted public utility generation owners to enter into RMR agreements that provide cost-based compensation to a generation owner when a unit proposed for retirement is asked to continue operating for reliability purposes. In June 2011, we asked PJM to re-evaluate whether a previously approved extension of the RMR contract for Hudson 1 was necessary. In August 2011, PJM determined that such an extension was not needed and stated that it would be releasing the RMR contract. Accordingly, we filed with FERC to notify FERC that PJM had terminated RMR services from Hudson Unit 1 as of December 7, 2011. Also in September, we informed PJM that we were retiring the gas-fired load following Hudson Unit 1 as of December 8, 2011.

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

PJM—RPM is a locational installed capacity market design for the PJM region, including a forward auction for installed capacity. Under RPM, generators located in constrained areas within PJM are paid more for their capacity as an incentive to ensure adequate supply where generation capacity is most needed. PJM’s RPM and related FERC orders establishing prices paid to us and other generators as a result of RPM’s transitional auctions were challenged in court by various state public utility commissions, including the BPU. On February 8, 2011, the D.C. Circuit Court of Appeals issued a decision upholding the FERC orders denying this challenge to the transitional auction results. Moreover, the mechanics of RPM in PJM continue to evolve and be refined in stakeholder proceedings in which we are active, and there is currently significant discussion about the future role of demand response in the RPM market.

ISO-NE—ISO-NE’s market for installed capacity with all generators in New England provides fixed capacity payments. The market design consists of a forward-looking auction for installed capacity that is intended to recognize the locational value of generators on the system and contains incentive mechanisms to encourage generator availability during generation shortages. As in PJM, capacity market rules in ISO-NE continue to develop. We challenged in court the results of ISO-NE’s first forward capacity auction, arguing that our units received inadequate compensation notwithstanding the location of our resources in a constrained area. The D.C. Circuit Court of Appeals recently ruled in our favor and remanded the proceeding to FERC. We and other generators have also filed a complaint at FERC regarding ISO-NE’s capacity market design, alleging that it insufficiently reflects locational capacity values. FERC acted on the complaint, largely accepting the ISO-NE’s capacity market design; however, this ruling is being appealed.

NYISO—NYISO operates a short-term capacity market that provides a forward price signal only for six months into the future. The NYISO capacity model recognizes only two separate zones that potentially may separate in price: New York City and Long Island. Discussions concerning potential changes to NYISO capacity markets are also ongoing.

LCAPP—In 2011, the State of New Jersey concluded that new natural-gas fired generation was needed and enacted the Long-Term Capacity Agreement Pilot Program Act (LCAPP Act) to subsidize 2,000 MW of new generation. The LCAPP Act provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey Electric Distribution Companies (EDCs). The SOCA requires that the generator bid in and clear in the PJM RPM base residual auction in each year of the SOCA term in order to receive the subsidized payment. The SOCA requires each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers, calculated as the difference between the RPM clearing price for each year of the term and the guaranteed price for each generator as set forth in its respective SOCA. The EDCs, including PSE&G, were directed to enter into fifteen-year SOCAs with three generators selected by the BPU: CPV Shore, LLC (CPV), a subsidiary of Competitive Power Ventures, Inc., Hess Newark, LLC (Hess), a subsidiary of Hess Corporation, and New Jersey Power Development LLC, a subsidiary of NRG Energy, Inc. Each of the New Jersey EDCs entered into the SOCAs as directed by the State, but did so under protest reserving their rights.

The NRG subsidiary filed a petition at the BPU claiming that there has been a material modification in PJM’s RPM that will adversely affect its performance under the SOCA and asked the BPU for relief through modifications to its SOCA. In January 2012, PSE&G received a similar notice of dispute from another of the three selected generators. In February 2012, the BPU announced that it would consider the NRG dispute in a proceeding, which will be presided over by the BPU’s president. The BPU indicated that it would encourage the CPV and Hess subsidiaries to also participate in the proceeding.

In 2011, the BPU also initiated a second proceeding, not authorized by the LCAPP Act, to consider whether there is a need for additional generation capacity in the state and whether there are rules or practices that inhibit the development of that generation in the competitive market. The BPU Staff issued written recommendations on these issues in December 2011 and recommended several options for the BPU to consider in the event that sufficient levels of new generation do not clear in the 2012 and 2013 RPM auctions. At this time, the BPU has not acted on the staff recommendations.

Legal challenges to the BPU’s implementation of the LCAPP Act, as well as to the constitutionality of the LCAPP Act were filed and are pending.

Maryland is also considering similar subsidies to above-market new generation. In September 2011, the Maryland Public Utility Commission (PUC) issued an order requiring its EDCs to issue a Request for Proposals (RFP) to procure up to 1,500 MW of new natural gas-fired generation located in the Southwest MAAC electrical region. The RFP would require up to a 20-year contract, with ratepayers paying the generator a fixed capacity amount and would require the generator to bid into and clear the RPM auctions (similar to the LCAPP SOCA). Developments in Maryland may influence developments in New Jersey regarding the construction of subsidized generation and impact energy and capacity prices in PJM.

The impacts of the subsidized above-market contracts on RPM auction prices were mitigated, but not eliminated, when FERC ordered certain changes to the PJM Tariff, including a Minimum Offer Price Ruling (MOPR) that would restrict new generation from bidding in RPM at less than an established minimum level established by Tariff, or a cost-based bid to the extent that the generator can demonstrate that its costs are lower than the MOPR. The BPU, the Maryland PUC and other parties have challenged the FERC’s MOPR order, and those challenges are pending.

Transmission Regulation

FERC has exclusive jurisdiction to establish the rates and terms and conditions of service for interstate transmission. We currently have FERC-approved formula rates in effect to recover the costs of our transmission facilities. Under this formula, rates are put into effect in January of each year based upon our internal forecast of annual expenses and capital expenditures. Rates are then trued up the following year to reflect actual annual expenses/capital expenditures. Our allowed ROE is 11.68% for both existing and new transmission investments and we have received incentive rates, affording a higher ROE, for certain large scale transmission investments. For additional information on our transmission rates and the annual true-ups, see Item 7. MD&A – Overview of 2011 and Future Outlook.

•

Transmission Policy Developments—In 2010, FERC initiated a Notice of Proposed Rulemaking (NOPR) proceeding to evaluate whether reforms were necessary to current transmission planning and cost allocation rules to stimulate additional transmission development. The rulemaking also addressed the issue of whether the “right of first refusal” (ROFR) contained in FERC-approved tariffs and contracts, under which incumbent transmission companies have a ROFR to build transmission located within their respective service territories, should be eliminated. On July 21, 2011, FERC issued a Final Rule (Order 1000) in this proceeding. The Final Rule, among other things (i) directs regional planners, such as PJM, to modify their planning processes to “consider transmission needs driven by public policy requirements established by state or federal laws or regulations” (ii) directs regional planners to remove the ROFR from its tariffs and agreements, subject to exceptions for certain types of projects and subject to a back-stop mechanism that may permit incumbent transmission owners to step in and build transmission if third party developers’ projects are delayed (iii) requires regional planners to develop regional cost allocation methodologies consistent with certain articulated principles, including that costs be “roughly commensurate” with project benefits and (iv) requires regional planners in neighboring regions to have a common interregional cost allocation method for new interregional facilities. We and many other parties to the proceeding have sought rehearing of the Final Rule, which remains pending. Ultimate judicial appeals are likely. PJM is about to commence a stakeholder process that will develop implementing details regarding Order 1000. An expected outcome of this Final Rule is the construction of more transmission through “public policy” planning and the opening up of transmission construction and ownership to third-party developers and to incumbents seeking to build outside of their service territories. We cannot predict the final outcome or impact on us; however, specific implementation of the Order 1000 in the various regions, including within our service territory, may expose us to competition for construction of transmission, additional regulatory considerations and potential delay with respect to future transmission projects.

We are a party to a proceeding that is pending in US District Court in New Jersey challenging the constitutionality of LCAPP and a proceeding pending in the Appellate Division in New Jersey challenging the BPU’s implementation of LCAPP.

•

Transmission Expansion—In June 2007, PJM identified the need for the construction of the Susquehanna-Roseland line, a new 500 kV transmission line intended to maintain the reliability of the electrical grid serving New Jersey customers. PJM assigned construction responsibility for the new line to us and PPL Corporation (PPL) for the New Jersey and Pennsylvania portions of the project, respectively. The estimated cost of our portion of this construction project is $750 million, and PJM had originally directed that the line be placed into service by June 2012. Construction of the Susquehanna-Roseland line is contingent upon obtaining all necessary federal, state, municipal and landowner permits and approvals. The construction of the line has encountered significant local opposition. Although the BPU has memorialized its approval in a written order and the New Jersey Department of Environmental Protection has approved construction of the portion of the project crossing the Highlands region, we have not received certain environmental approvals that are required for each of the Eastern and Western segments of the Susquehanna-Roseland line, including from the National Park Service (NPS). In November 2011, the NPS issued a draft Environmental Impact Statement (EIS) recommending a “no action” alternative that would require re-routing of the project around the affected federal park areas. We submitted comments on this draft EIS and are continuing to work with the NPS on mitigation as the agency prepares its final EIS. The NPS has also announced publicly that it intends to decide on its final preferred route in March 2012. Currently, the expected in-service date for the Eastern segment of the project is June 2014 and for the Western segment is June 2015, although further delays are possible. Delays in the construction schedule could impact the timing of expected transmission revenues.

On February 3, 2011, certain environmental groups that were parties to the BPU proceeding approving the Susquehanna-Roseland line and that appealed the BPU’s approval order filed a motion to reopen the agency record on the grounds of “changed circumstances,” including the delay in construction of the project and PJM’s issuance of a new load forecast report. On January 12, 2012, the Appellate Division denied the motion. The underlying substantive appeal of the BPU approval order remains pending.

In October 2010, PJM approved the North East Grid project, a 230 kV project running from Roseland to Hudson. This project has an expected in-service date of June 2015 with an estimated cost of construction of $895 million. The North East Grid project was approved in place of a previously approved 500 kV Branchburg-Roseland-Hudson (B-R-H) project. On October 31, 2011, we filed a petition with FERC seeking Construction Work in Progress (CWIP) in rate base, 100% abandonment cost recovery and a 100 basis point ROE adder with respect to the project. Notwithstanding protests filed by the BPU and a group of state ratepayer advocates, including the New Jersey Division of Rate Counsel (Rate Counsel), FERC granted our request for CWIP in rate base and 100% abandonment cost recovery, along with a 25 basis point ROE adder, on December 31, 2011, effective January 1, 2012.

In its Regional Transmission Expansion Plan, PJM has approved our construction of several other 230 kV transmission projects. In April 2011, we filed a petition with FERC seeking incentive rates for five of these projects (Burlington-Camden project, North Central Reliability project, the Mickleton-Gloucester-Camden project, Middlesex Switch Rack project and Bayonne-Marion project). For each of these projects, we requested inclusion of 100% of CWIP in rate base and recovery of 100% of prudently incurred abandonment costs with an effective date of June 14, 2011. In June 2011, FERC granted the requested incentives for three of the projects (Burlington-Camden, North Central Reliability and Mickleton-Gloucester-Camden) with a total estimated capital investment of $1.0 billion, representing approximately 80% of our request.

In May 2011, we filed a petition with the BPU to site the North Central Reliability project. This project, which will involve upgrading certain circuits and switching stations from 138 kV to 230 kV, is currently estimated to cost $390 million and has an in-service date of June 2014. We expect the BPU to issue a decision in the first quarter of 2012.

In February 2011, the United States Court of Appeals for the 9th Circuit issued a decision vacating the U.S. Department of Energy’s (DOE) 2006 Congestion Study and the two national transmission corridor designations resulting from the study, including the Mid-Atlantic Corridor which encompasses all of the State of New Jersey. FERC back-stop siting authority permits an entity building transmission to site the project at FERC under certain circumstances, including a State’s failure to act within one year. However, since this authority only attaches to transmission located within a DOE-designated corridor, FERC back-stop siting authority may not be available to companies building transmission in New Jersey, including us. The DOE is expected to issue a new Congestion Study in 2012.

•

PJM Transmission Rate Design—In 2007, FERC addressed the issue of how transmission rates, paid by PJM transmission customers and ultimately paid by retail customers, should be designed in PJM. FERC ruled that the cost of new high voltage (500 kV and above) transmission facilities in PJM would be regionalized and paid for by all transmission customers on a pro-rata basis. Each share is calculated annually based upon a zone’s load ratio share within PJM. For all existing facilities, costs would be allocated using the pre-existing zonal rate design. For new lower voltage transmission facilities, costs would be allocated using a “beneficiary pays” approach. This FERC decision was subsequently upheld on rehearing but was then appealed by other parties to the United States Court of Appeals for the Seventh Circuit.

In August 2009, the Court ruled that, with respect to new 500 kV and higher centrally-planned facilities, FERC had not adequately justified its decision to regionalize these costs. Certain parties sought rehearing of the Court’s decision, which requests were denied. The case was then remanded to FERC for further proceedings. FERC has not yet issued a decision. The current allocation for new 500 kV and higher centrally-planned projects may remain in place or could be modified by FERC. PJM’s Order 1000 stakeholder proceedings may also establish cost allocation rules regarding costs for transmission facilities in PJM.

Compliance

•

Reliability Standards—Congress has required FERC to put in place, through the North American Electric Reliability Council (NERC), national and regional reliability standards to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts. Many reliability standards have been developed and approved. These standards apply both to reliability of physical assets interconnected to the bulk power system and to the protection of critical cyber assets. Our generation assets were audited in 2011 and our utility assets will be audited in 2012. In addition, many of our operating companies have been subject to spot audits. NERC compliance represents a significant and challenging area of compliance responsibility for us. As new standards are developed and approved, existing standards are revised and registration requirements are modified which could increase our compliance responsibilities.

Commodity Futures Trading Commission (CFTC)

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was passed in an attempt to reduce systemic risk in the financial markets thereby preventing future financial crises and market issues such as those experienced in 2008. As part of this new legislation, the SEC and the CFTC will be implementing new rules to effectuate stricter regulation over swaps and derivatives since many of the issues experienced were caused by derivative trading in connection with mortgage loans. Additionally, the Dodd-Frank Act will require many swaps and other derivative transactions to be standardized and traded on exchanges or other Derivative Clearing Organizations (DCOs).

CFTC has issued NOPRs on many of the key issues, including:

•	defining swaps;

•	defining swap dealers and major swap participants;

•	the end-user exception from clearing requirements;

•	position limits;

•	margin requirements;

•	capital requirements; and

•	reporting requirements.

Exchanges and DCOs typically require full collateralization of all transactions taking place on the exchange or DCO. Although the Dodd-Frank Act specifically recognizes a commercial end user exemption from posting additional collateral in the bilateral Over the Counter swap and derivative markets, we cannot assess the exact scope of the new rules until the SEC and CFTC issue them. A broad or less than clear definition of swap dealer could result in Power being classified as a dealer, which would impose significant reporting and record-keeping requirements as well as clearing/collateral requirements on Power unless we fall under the commercial end-user exemption recognized in the Dodd-Frank Act. We believe that any regulatory change that deviates from the original intent would need to be addressed by additional legislation.

The CFTC may issue a Final Rule on the definition of a swap dealer in the next month, which is expected to include a de minimis exemption. The CFTC is scheduled to issue a Final Rule on the definition of a swap in mid-2012.

We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

Nuclear Regulatory Commission (NRC)

Our operation of nuclear generating facilities is subject to comprehensive regulation by the NRC, a federal agency established to regulate nuclear activities to ensure protection of public health and safety, as well as the security and protection of the environment. Such regulation involves testing, evaluation and modification of all aspects of plant operation in light of NRC safety and environmental requirements. Continuous demonstration to the NRC that plant operations meet requirements is also necessary. The NRC has the ultimate authority to determine whether any nuclear generating unit may operate. We received 20-year license extensions from the NRC for our Salem and Hope Creek facilities in June and July 2011, respectively. The current operating licenses of our nuclear facilities expire in the years shown below:

Unit	Year
Salem Unit 1	2036
Salem Unit 2	2040
Hope Creek	2046
Peach Bottom Unit 2	2033
Peach Bottom Unit 3	2034

In 2010, we also filed an application for an Early Site Permit for a new nuclear generating station to be located at the current site of the Salem and Hope Creek generating stations. The NRC acceptance review is complete and agency evaluation is underway. There were no petitions filed for permission to intervene. The current NRC schedule would likely result in issuance of the Early Site Permit in 2014. The Early Site Permit qualifies the site as an approved location for a new reactor for a period of 20 years but we are under no obligation to build.

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the NRC will be performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan will result in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants meet the stringent applicable design and safety specifications of the NRC.

In July 2011, the NRC task force submitted a report on the first 90 days of its nuclear power plant review. The report contained various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. These recommendations include proposed requirements for upgraded seismic and flooding protection, strengthening plants’ ability to deal with prolonged loss of power and development of emergency plans for events involving multiple reactors. In October 2011, the NRC staff issued a document which provides for a prioritization of the task force recommendations. In December 2011, the NRC approved the staff’s prioritization and implementation recommendations subject to a number of conditions. Among other things, the NRC advised the staff to give the highest priority to those activities that can achieve the greatest safety benefit and/or have the broadest applicability (Tier 1) and to include filtration of boiling water reactor (BWR) primary containment vents, and encouraged the staff to create requirements based on a performance-based system which allows for flexible approaches and the ability to address a diverse range of site-specific circumstances and conditions and strive to implement the requirements by 2016. The NRC and staff’s next steps are to obtain stakeholder input and issue specific requirements associated with the prioritized recommendations. The NRC is expected to provide detailed requirements for the highest priority Tier 1 safety recommendations in the first quarter of 2012 with the requirements for the remaining Tier 1 recommendations following in 2014 and 2016. The NRC is proposing to issue letters and orders to licensees and create new regulations over a six-to-52 month period to address the task force recommendations.

Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric BWRs utilizing the Mark I containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. Fukushima Daiichi Units 1-4 are BWRs equipped with Mark I containments. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with its operational and safety reviews or any other regulatory or industry responses to the events in Japan.

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

We are also subject to various other states’ regulations due to our operations in those states.

Rates

Retail Gas Transportation Rates—In July 2010, as part of our gas base rate proceeding, the BPU ordered a supplemental and expedited review of certain issues related to the gas transportation rate that PSE&G charges to Power. Also in July, a complaint was filed by an independent power generator against Power at FERC related to the gas transportation rate.

On December 16, 2010, the BPU approved a settlement that resolved all remaining issues in our base rate case.

The BPU also commenced a generic proceeding to evaluate the process and standards for all utilities to provide discounts to their gas delivery customers, culminating in the issuance of an order in 2011. We, along with the other New Jersey gas utilities, filed to implement tariffs with the BPU setting forth their individual processes by which customers can obtain discounts. Our tariff remains pending at the BPU although we expect the BPU to issue an order in the first quarter of 2012.

Rate Adjustment Clauses—In addition to base rates, we recover certain costs from customers pursuant to mechanisms, known as adjustment clauses. These clauses permit, at set intervals, the flow-through of costs to customers related to specific programs, outside the context of base rate case proceedings. Recovery of these costs is subject to BPU approval. Costs associated with these clauses are deferred when incurred and amortized to expense when recovered in revenues. Delays in the pass-through of costs under these clauses can result in significant changes in cash flow. Our Societal Benefits Charge (SBC) and Non-utility Generation Charges (NGC) clauses are detailed in the following table:

Rate Clause	2011 Revenue	(Over) Under Recovered Balance as of December 31, 2011

	Millions
Energy Efficiency and Renewable Energy	$200	$8
Universal Service Fund (USF)	164	21
Social Programs	70	58
Remediation Adjustment Clause (RAC)	50	92

Total SBC	484	179
NGC	256	(5)
Gas Weather Normalization	0	2
RGGI Recovery Charge (RRC)	37	144

Total	$777	$320

•

SBC—The SBC is a mechanism designed to ensure recovery of costs associated with activities required to be accomplished to achieve specific government-mandated public policy determinations. The programs that are covered by the SBC (gas and electric) are energy efficiency and renewable energy programs, the RAC, which covers the costs to clean up manufactured gas plants and the USF. In addition, the electric SBC includes a Social Programs component. All components include interest on both over and under recoveries.

•	NGC—The NGC recovers the above market costs associated with the long-term power purchase contracts with non-utility generators approved by the BPU.

•

Gas Weather Normalization Clause—The purpose of this clause is to remove the gas earnings volatility caused by variations in the weather over the winter period. To the extent that the cumulative winter period is colder than normal, we refund to customers the excess margin collected as a result of the weather. To the extent that the cumulative winter period is warmer than normal, we have the opportunity to collect from customers the resulting margin shortfall.

•

RRC—On October 1, 2010, we filed a petition for an increase in the RRC, seeking a revenue increase of approximately $18.7 million in electric revenue and $1.4 million in gas revenue on an annual basis. The filing sought to reset the RRC rate components for five programs including: Carbon Abatement, the Energy Efficiency Economic Stimulus Program, the Demand Response Program, Solar 4 All, and the Solar Loan II Program. These initiatives are intended to help New Jersey meet its New Jersey Energy Master Plan (EMP) goal of reducing energy consumption by 20% by 2020 and to help improve New Jersey’s economy through the creation of new jobs through the promotion of energy efficiency. In implementing these initiatives, we are allowed to recover the costs of these programs on an annual basis through a true-up mechanism.

A Decision and Order was issued by the BPU in December 2011 finalizing the 2009 Carbon Abatement Stipulated provisional rates of approximately $3.9 million on an annual basis. This Order also approved a stipulation regarding the October 2010 RRC filing which resulted in a net annual revenue increase of $18.7 million in the electric RRC rates while maintaining the gas RRC rates at the current level.

Recent Rate Adjustments

USF/Lifeline—The USF is an energy assistance program mandated by the BPU to provide payment assistance to low income customers. The Lifeline program is a separately mandated energy assistance program to provide payment assistance to elderly and disabled customers. On June 30, 2011, the State’s electric and gas utilities filed to reset the statewide rates for the USF and Lifeline programs. The filed rates were subsequently updated and approved in a written order effective November 1, 2011. The approved USF rates are set to recover $242 million on a statewide basis. Of this amount, the electric rates are set to recover $185 million and the gas rates $57 million. The rates for the Lifeline program are set to recover $49 million and $22 million for electric and gas, respectively. We earn no margin on collection of the USF and Lifeline programs, resulting in no impact on Net Income.

SBC/NGC—In August 2010, we made our 2010 annual SBC/NGC filing requesting an $85.4 million electric increase and a $17.2 million gas decrease. On February 11, 2011, we filed a stipulation of settlement with the Administrative Law Judge (ALJ). The stipulation was executed by all parties and allows us to increase electric SBC/NGC rates by $85.4 million and decrease gas SBC rates by $17.2 million, both on an annual basis. The stipulation was approved by the ALJ and adopted by the BPU by written order dated March 9, 2011, with rates effective April 1, 2011.

RAC—In November 2010, we filed a RAC 18 petition with the BPU requesting an increase in electric and gas RAC rates of approximately $3 million and $1 million, respectively. In May 2011, a settlement was signed by the parties and filed with the ALJ for the requested amounts. Also in May 2011, the ALJ issued an Initial Decision adopting the executed stipulation of the parties to the proceeding. The ALJ’s Initial Decision was approved by the BPU in June 2011. New rates were effective July 1, 2011.

In November 2011, we filed a RAC 19 petition with the BPU requesting a decrease in electric and gas RAC revenues on an annual basis of $8.9 million and $10.1 million, respectively. We are seeking an Order by April 2012 and are currently in the discovery phase of the proceeding.

Connecticut Contract for Differences—On December 1, 2011, PSEG New Haven LLC filed its first annual retail generation rate contested case seeking establishment of its first year (2012) revenue requirements of $16.7 million. As part of this process, an audit was performed by the Connecticut Public Utilities Regulatory Authority and the Office of Consumer Counsel in January 2012. Evidentiary hearings are scheduled for March 2012 with an expected Final Decision in May 2012.

Energy Supply

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

PSE&G’s total BGS-Fixed Price eligible load is expected to be approximately 8,500 MW. Approximately one-third of this load is auctioned each year for a three-year term. Current pricing is as follows:

	2009	2010	2011	2012
36 Month Terms Ending	May 2012	May 2013	May 2014	May 2015	(A)
Eligible Load (MW)	2,900	2,800	2,800	2,900
$ per kWh	0.10372	0.09577	0.09430	0.08388

(A)	Prices set in the February 2012 BGS Auction will be effective on June 1, 2012 when the 2009 BGS agreements expire.

The BPU once again approved the auction process for 2012 with no significant changes to the process. However, as part of the BPU Order, the BPU Staff was directed to initiate a proceeding to review aspects of the BGS procurement process at the conclusion of the 2012 procurement, with an expected resolution by the end of May 2012.

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

On June 1, 2011, PSE&G made its annual BGSS filing with the BPU. The filing requested a decrease in annual BGSS revenue of $16.1 million, excluding sales and use tax, to be effective October 1, 2011. This represented a reduction of approximately 1.1% for a typical residential gas heating customer. On September 22, 2011, the BPU approved the Stipulation of the parties, which implemented the filed BGSS rate, on a provisional basis, effective October 1, 2011.

On November 21, 2011, PSE&G provided notice to the BPU of a decrease in its BGSS-Residential Gas (RSG) Commodity Charge to be effective December 1, 2011. The self-implementing rate decrease was designed to bring a projected over collected balance of $56 million to zero by the end of September 2012. The annual impact of the decrease for the average residential heating customer is approximately 4.6%. On January 18, 2012, PSE&G provided notice to the BPU of another self-implementing one-month bill credit of 15 cents per therm (including sales and use tax) for its BGSS-Residential Gas customers to be effective February 1 through February 29, 2012.

PSE&G had executed a Stipulation between the parties which would make the current provisional BGSS rate final and resolve all issues of the proceeding. The Stipulation was sent to the Office of Administrative Law and upon being signed, will be sent to the BPU.

Energy Policy

New Jersey EMP—New Jersey law requires that an EMP be developed every three years, the purpose of which is to ensure safe, secure and reasonably-priced energy supply, foster economic growth and development and protect the environment. The most recent EMP was finalized in December 2011.

The 2011 EMP places an emphasis on expanding in-state electricity resources and reducing energy costs. The plan also recognizes the impact of climate change and accepts the previously set goal of a 22.5% target for the renewable portfolio standard (RPS) in 2021. It also references a goal that 70% of New Jersey’s energy supplies should be from clean energy sources by 2050. To meet this goal, the plan redefines clean energy to include nuclear, natural gas and hydro power along with defined renewable sources and proposes a number of changes aimed at reducing the cost of achieving the 22.5% goal.

Specific program initiatives in the EMP include:

•	construction of new combined cycle natural gas plants through the implementation of LCAPP, with the continued State challenge to FERC and PJM policies on market pricing rules in the capacity market;

•	support for construction of new nuclear generation;

•	changes to the solar program to reduce cost, expand opportunities, expand transparency and ensure economic and environmental benefits;

•	expanded natural gas use to meet energy needs;

•	development of decentralized combined heat and power;

•	redesign of the delivery of state energy efficiency programs, and

•	continued support for implementation of off-shore wind, without setting a specific capacity goal.

Solar Initiatives—In order to spur investment in solar power in New Jersey and meet renewable energy goals, we have undertaken two major initiatives at PSE&G.

•

Solar Loans: The first program helps finance the installation of 81 MW of solar systems throughout our electric service area by providing loans to customers. The borrowers can repay the loans over a period of either 10 years (for residential customer loans) or 15 years (for non-residential customers), by providing us with solar renewable energy certificates (SRECs) or cash. The value of the SRECs towards the repayment of the loan is guaranteed to be not less than a floor price. SRECs received by us in repayment of the loan are sold through a periodic auction. Proceeds will be used to offset program costs.

The total investment of both phases of the Solar Loan Program is expected to be between $200 million and $250 million once the program is fully subscribed, projects are built and loans are closed. As of December 31, 2011, we have provided a total of $127 million in loans for 518 projects representing 38 MW.

•

Solar 4 All: The second solar initiative is the Solar 4 All Program under which we are investing approximately $451 million to develop 80 MW of utility-owned solar photovoltaic (PV) systems over four years. The program consists of centralized solar systems 500kW or greater installed on PSE&G-owned property and third-party sites in our electric service territory (40 MW) and solar panels installed on distribution system poles (40 MW). We sell the energy and capacity from the systems in the PJM wholesale electricity market. In addition we sell any SRECs received from the projects through the same auction used in the loan program. Proceeds from these sales are used to offset program costs.

As of December 31, 2011, 26 MW of solar panels had been installed on approximately 120,000 distribution poles with an investment of approximately $185 million. In addition during 2011, 33 MW of centralized solar systems representing 19 projects were placed in service with an investment of approximately $160 million. An additional 6 MW is expected to be placed into service in the first quarter of 2012 and additional projects are in various stages of negotiation and development.

On January 18, 2012, the BPU issued an order indicating that it will conduct a proceeding to address the proposed placement of solar panels on the poles. A negative determination by the BPU could impact our ability to complete the Solar 4 All pole mounted installations.

Solar Generic Proceeding—The BPU is conducting a generic proceeding to examine whether existing utility rate-based solar programs, including ours, should be expanded, modified or discontinued once the current programs expire or the authorized level of solar installations has been achieved. Although the current programs are not expected to be affected, the proceeding will examine the costs and benefits of all of these programs. The proceeding is expected to conclude in the first quarter of 2012 with BPU Staff recommendations to the BPU, which may then be reflected in an order. We have advocated for expansion of our solar investment programs as part of this proceeding.

Capital Infrastructure Programs (CIP I and CIP II)—We have received approval from the BPU for programs that provide for accelerated investment in utility infrastructure. The goal of these accelerated capital investments is to improve the State’s economy through the creation of new jobs. The original CIP I program, approved in 2009, included 38 qualifying projects totaling $694 million of investment. In July 2011, the BPU approved CIP II which included an additional 30 qualifying projects totaling approximately $78 million and $195 million in expenditures for gas and electric, respectively. The CIP II program investments are to be completed and placed in service by December 2012.

In conjunction with the approval of CIP II, we agreed to additional base spending of approximately $96 million, excluding new business for the period 2011 through 2013.

The CIP programs require periodic filings to implement the rates to recover investment costs at which times the BPU reviews the prudency of the implementation of the programs. CIP I was completed in June 2011 and in September 2011, we filed a final CIP I petition for $60 million in revenue requirements to roll the remaining projects into base rates. An Order is expected in 2012. In November 2011, we filed our first annual recovery petition for CIP II for the period ending December 31, 2011.

LCAPP—See Federal Regulation—Capacity Market Issues above.

Storm Damage Recovery—On August 26, 2011, we filed a petition with the BPU requesting permission to defer incremental storm related costs and the opportunity to seek recovery in our next base rate proceeding. This proceeding remains pending. We have deferred approximately $29 million in incremental Operation and Maintenance (O&M) storm costs associated with Hurricane Irene. In addition, we deferred approximately $31 million in incremental O&M related to a severe October 2011 snow storm.

BPU Audits

Management/Affiliate Audit—The BPU engaged a contractor to perform a comprehensive audit with respect to the effectiveness of management and transactions among affiliates, which began in October 2009. In 2011, we received a full draft audit report, which included recommendations for changes in practices at PSE&G and its affiliates. We have provided comments back to the auditors on all chapters of the report. The BPU may enforce the recommendations in whole or in part by Order.

BPU Investigations

RRC/CIP—In January 2012, the Rate Counsel filed a letter with the BPU requesting the BPU to take prompt action to investigate certain allegations of wrong doing in PSE&G’s Solar 4 All, Energy Efficiency Economic Stimulus, and CIP I programs that were raised by three ex-employees in a lawsuit filed on December 20, 2011. At a public meeting on January 18, 2012, the BPU indicated that it would seek to obtain certain pertinent information from PSE&G prior to determining whether an investigation was warranted.

ENVIRONMENTAL MATTERS

Changing environmental laws and regulations significantly impact the manner in which our operations are currently conducted and impose costs on us to reduce the health and environmental impacts of our operations. To the extent that environmental requirements are more stringent and compliance more costly in certain states where we operate compared to other states that are part of the same market, such rules may impact our ability to compete within that market. Due to evolving environmental regulations, it is difficult to project future costs of compliance and their impact on competition. Capital costs of complying with known pollution control requirements are included in our estimate of construction expenditures in Item 7. MD&A—Capital Requirements. The costs of compliance associated with any new requirements that may be imposed by future regulations are not known, but may be material.

Areas of environmental regulation may include, but are not limited to:

•	air pollution control,

•	climate change,

•	water pollution control,

•	hazardous substance liability, and

•	fuel and waste disposal.

For additional information related to environmental matters, including anticipated expenditures for installation of pollution control equipment, hazardous substance liabilities and fuel and waste disposal costs, see Item 1A. Risk Factors, Item 3. Legal Proceedings and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

Air Pollution Control

Our facilities are subject to federal regulation under the Clean Air Act (CAA) which requires controls of emissions from sources of air pollution and imposes record keeping, reporting and permit requirements. Our facilities are also subject to requirements established under state and local air pollution laws.

Title V of the CAA requires all major sources, such as our generation facilities, to obtain and keep current an operating permit. The costs of compliance associated with any new requirements that may be imposed and included in these permits in the future could be material and are not included in our estimates of capital expenditures.

•

New Jersey Nitrogen Oxide (NOx) Regulation: High Electric Demand Day—In April 2009, the New Jersey Department of Environmental Protection (NJDEP) finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel fired electric generation units. The rule will have an impact on our generation fleet, as it imposes NOx emissions limits that require capital investment for controls or the retirement of up to 102 combustion turbines (approximately 2,000 MW) and four older New Jersey steam electric generation units (approximately 400 MW) by May 2015. We are currently evaluating our compliance options.

•

Connecticut NOx Regulation—Under current Connecticut regulations, Power’s Bridgeport and New Haven facilities have been utilizing Discrete Emission Reduction Credits (DERCs) to comply with certain NOx emission limitations that were incorporated into the facilities’ operating permits. In 2010, Power negotiated new agreements with the State of Connecticut extending the continued use of DERCs for certain emission units and equipment until May 31, 2014.

•

Hazardous Air Pollutants Regulation—In accordance with a court ruling, the United States Environmental Protection Agency (EPA) proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which was finalized on December 21, 2011. This regulation includes requirements related to the reduction of mercury and other hazardous air pollutants from emissions pursuant to the CAA. The impact to our fossil generation fleet is currently being determined but we believe the back-end technology environmental controls recently installed at our Hudson and Mercer coal facilities should meet the rule’s requirements. Some additional controls could be necessary at our Connecticut facility, pending engineering evaluation. The impact to our jointly-owned coal fired generating facilities in Pennsylvania is under evaluation. In December 2011, a decision was reached to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic

Reduction (SCR) systems at our jointly-owned coal fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the fourth quarter of 2014. PSEG’s share of this investment is approximately $147 million.

•

Cross-State Air Pollution Rule (CSAPR)—On July 6, 2011, the EPA issued the final CSAPR. CSAPR limits power plant emissions of Sulfur Dioxide (SO2) and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards (NAAQS). Technical revisions to the CSAPR were finalized on February 7, 2012. The EPA increased New Jersey’s allocation of annual NOx and ozone season NOx allowances beyond what was proposed. The EPA also finalized the increase in New Jersey’s allocation of SO2 allowances from the October proposal. The additional increases in NOx allocations are favorable to PSEG, since both PSEG and New Jersey as a whole are projected to be very tight on NOx allowances (both ozone season and annual).

On December 30, 2011, the United States Court of Appeals for the D.C. circuit issued a ruling to stay CSAPR pending judicial review. Until a final decision is reached, the court has ordered that the existing Clean Air Interstate Rule (CAIR) requirements continue temporarily. We have intervened in the CSAPR litigation along with other generating companies in support of the rule.

The continuation of CAIR affects our generating stations in Connecticut, New Jersey and New York. The purpose of CAIR is to improve Ozone and Fine Particulate (PM2.5) air quality within states that have not demonstrated achievement of the NAAQS. CAIR was implemented through a cap-and-trade program and, to date, the impact has not been material to us as the allowances allocated to our stations were sufficient. If 2012 operations are similar to those in the past three years, it is expected that the impact to operations from the temporary implementation of CAIR in 2012 will not be significant.

We continue to evaluate the impact of CSAPR on us due to many of the uncertainties that still exist regarding implementation. As we have made major capital investments over the past several years to lower the SO2 and NOx emissions of our fossil plants in the states affected by CSAPR (New Jersey, New York and Pennsylvania), we do not currently foresee the need to make significant additional expenditures to our generation fleet to comply with CSAPR. As such, we currently anticipate that this rule will not have a material adverse impact to our capital investment program or units’ operations.

Climate Change

•

Regional Greenhouse Gas Initiative (RGGI)—In response to concerns over global climate change, some states have developed initiatives to stimulate national climate legislation through CO2 emission reductions in the electric power industry. Ten northeastern states, including New Jersey, New York and Connecticut, originally established RGGI to cap and reduce CO2 emissions in the region. In general, these states adopted state-specific rules to enable the RGGI regulatory mandate in each state.

Applicable rules make allowances available through a regional auction whereby generators may acquire allowances that are each equal to one ton of CO2 emissions. Generators are required to submit an allowance for each ton emitted over a three year period (e.g. 2009, 2010, and 2011). Allowances are available through the auction or through secondary markets and are required to be submitted to states by March 2012 for the first compliance period.

Pricing for the allowances vary based on future allowance market conditions and electric generation market conditions. For the first three-year compliance period, we have acquired sufficient allowances to compensate for CO2 emissions from affected sources.

In May 2011, the Governor of New Jersey announced his intent to withdraw New Jersey from RGGI beginning in 2012. Therefore, our New Jersey facilities are no longer obligated to acquire CO2 emission allowances, but our generation facilities in New York and Connecticut remain subject to RGGI.

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

•

CO2 Regulation Under the CAA—In April 2010, the EPA and the National Highway Transportation Safety Board (NHTSB) jointly issued a final rule to regulate GHG emissions from certain motor vehicles (Motor Vehicle Rule). Under the CAA, the adoption of the Motor Vehicle Rule would have automatically subjected many emission sources, including ours, to CAA permitting for new facilities and major facility modifications that increase the emission of GHGs, including CO2. However, guidance issued by the EPA in March 2010 interpreted the CAA to require permitting for GHGs at other facilities, such as ours, only when the Motor Vehicle Rule was scheduled to take effect in January 2011. In May 2010, the EPA finalized a “Tailoring Rule” that would phase in, beginning in 2011, the application of this permitting requirement to facilities such as ours. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the owner of the facility would need to evaluate and perhaps install best available control technology (BACT) for GHG emissions.

In November 2010, the EPA published guidance to state and local permitting authorities to undertake BACT determinations for new and modified emission sources. The guidance does not define the specific technology or technologies that should be considered BACT. The guidance does emphasize the use of energy efficiency, and specifically states that the technology of storing CO2 under the earth, also known as carbon capture and storage, is not yet mature enough to be considered a viable alternative at this stage. The practical effect of this guidance document is unclear in the context of applying the Tailoring Rule to specific facilities. In December 2010, the EPA also announced a schedule for proposed New Source Performance Standards (NSPS) for GHGs from new and existing power plants and refineries. The EPA has missed the date for release of a draft rule. We expect the EPA to put forth draft rules for new sources early in 2012. Since a proposed rule has not been published, the outcome of the rulemaking and its significance to us cannot be predicted.

•

Climate Related Legislation—The federal government may consider legislative proposals to define a national energy policy and address climate change. Proposals under consideration include, but are not limited to, provisions to establish a national clean energy portfolio standard and to establish an energy efficiency resource standard. Provisions of any new proposal may present material risks and opportunities to our businesses. The final design of any legislation will determine the impact on us, which we are not now able to reasonably estimate.

•

CO2 Litigation—In addition to legislative and regulatory initiatives, the outcome of certain legal proceedings regarding alleged impacts of global climate change not involving us could be material to the future liability of energy companies. Litigation has been commenced by individuals, local governments and interest groups alleging that various industries, including various energy companies, emitted greenhouse gases causing global climate change that resulted in a variety of damages. If relevant federal or state common law were to develop that imposed liability upon those that emit greenhouse gases for alleged impacts of greenhouse gas emissions, such potential liability to us could be material.

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

In addition to regulating the discharge of pollutants, the FWPCA regulates the intake of surface waters for cooling. The use of cooling water is a significant part of the generation of electricity at steam-electric generating stations. Section 316(b) of the FWPCA requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. The impact of regulations under Section 316(b) can be significant, particularly at steam-electric generating stations which do not have closed cycle cooling through the use of cooling towers to recycle water for cooling purposes. The installation of cooling towers at an existing generating station can impose significant engineering challenges and significant costs, which can affect the economic viability of a particular plant. In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule.

In April 2011, the EPA published a new proposed rule which did not establish any particular technology as the BTA (e.g. closed-cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. We reviewed the proposed rule, assessed the potential impact on our generating facilities and used this information to develop our comments to the EPA which were filed in August 2011. Although the EPA has recently stated that a revision of the proposed rule to include an alternative framework for compliance is currently being considered, if the rule were to be adopted as proposed, the impact on us would be material since the majority of our electric generating stations would be affected. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations, although such impacts could be material. See Note 13. Commitments and Contingent Liabilities for additional information.

Hazardous Substance Liability

The production and delivery of electricity, the distribution of gas and, formerly, the manufacture of gas, results in various by-products and substances classified by federal and state regulations as hazardous. These regulations may impose liability for damages to the environment from hazardous substances, including obligations to conduct environmental remediation of discharged hazardous substances as well as monetary payments, regardless of the absence of fault and the absence of any prohibitions against the activity when it occurred, as compensation for injuries to natural resources. Our historic operations and the operations of hundreds of other companies along the Passaic and Hackensack Rivers are alleged by federal and state agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

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

the Spill Act, the NJDEP requires persons conducting remediation to characterize injuries to natural resources and to address those injuries through restoration or damages. The NJDEP adopted regulations concerning site investigation and remediation that require an ecological evaluation of potential damages to natural resources in connection with an environmental investigation of contaminated sites. The NJDEP also issued guidance to assist parties in calculating their natural resource damage liability for settlement purposes, but has stated that those calculations are applicable only for those parties that volunteer to settle a claim for natural resource damages before a claim is asserted by the NJDEP. We are currently unable to assess the magnitude of the potential financial impact of this regulatory change, although such impacts could be material.

Fuel and Waste Disposal

•

Nuclear Fuel Disposal—The federal government has entered into contracts with the operators of nuclear power plants for transportation and ultimate disposal of spent nuclear fuel. To pay for this service, nuclear plant owners are required to contribute to a Nuclear Waste Fund. Under the contracts, the DOE was required to begin taking possession of the spent nuclear fuel by no later than 1998. The Nuclear Waste Policy Act of 1982 requires the DOE to perform an annual review of the Nuclear Waste Fee to determine whether that fee is set appropriately to fund the national nuclear waste disposal program. In October 2009, the DOE stated that the current fee of 1/10 cent per kWh was adequate to recover program costs. In March 2011, we joined the Nuclear Energy Institute (NEI) and fifteen other nuclear plant operators in a lawsuit seeking suspension of the Nuclear Waste Fee. The suit was filed in the U.S. Court of Appeals for the D.C Circuit.

The Nuclear Waste Fee litigation is not expected to have any effect on our September 2009 settlement agreement with DOE applicable to Salem and Hope Creek under which we will be reimbursed for past and future reasonable and allowable costs resulting from the DOE delay in accepting spent nuclear fuel for permanent disposition. A similar settlement agreement was reached related to Peach Bottom in 2004.

Spent nuclear fuel generated in any reactor can be stored in reactor facility storage pools or in Independent Spent Fuel Storage Installations located at reactors or away from reactor sites. We have on-site storage facilities that are expected to satisfy the storage needs of Salem 1, Salem 2, Hope Creek, Peach Bottom 2 and Peach Bottom 3 through the end of their operating licenses.

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

•

Coal Combustion Residuals (CCRs)—In June 2010, the EPA formally published a proposed rule offering three main options for the management of CCRs under the Resource Conservation and Recovery Act. One of these options regulates CCRs as a hazardous waste and the other two options are variations of a non-hazardous designation. All options communicate the EPA’s intent of ceasing wet ash transfer and instituting engineering controls on ash ponds and landfills to limit impact on human health and the environment. The outcome of the EPA rulemaking cannot be predicted. The EPA has not established a date for release of a final rule.

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

•

Comply with regulatory requirements—There are Federal standards, including mandatory NERC and cybersecurity standards, in place to ensure the reliability of the U. S. electric transmission and generation system and to prevent major system black-outs.

We have been, and will continue to be, periodically audited by NERC for compliance. FERC can impose penalties up to $1 million per day per violation. Further, FERC requires compliance with all of its rules and orders, including rules concerning Standards of Conduct, market behavior and anti-manipulation rules, interlocking directorate rules and cross-subsidization.

The BPU conducts periodic combined management/competitive service audits of New Jersey utilities related to affiliate standard requirements, competitive services, cross-subsidization, cost allocation and other issues. We are in the process of undergoing a management audit and an affiliate transactions audit. While we believe that we are in compliance with all applicable rules, we cannot predict the outcome of such audits.

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

Over the past few years, wholesale prices for natural gas have declined from the peak levels experienced in 2008. One of the reasons for this decline is increased shale gas production as extraction technology has improved. Lower gas prices have resulted in lower electricity prices, which has reduced our margins as nuclear and coal generation costs have not declined similarly. Over that time, generation by our coal units was also adversely affected by the relatively lower price of natural gas as compared to coal, making it sometimes more economical to run certain of our gas units than our coal units.

Natural gas prices may remain at low levels for an extended period and continue to decline if further advances in technology result in greater volumes of shale gas production.

Also, as market prices for energy and fuel fluctuate, our forward energy sale and forward fuel purchase contracts could require us to post substantial additional collateral, thus requiring us to obtain additional sources of liquidity during periods when our ability to do so may be limited. If Power were to lose its investment grade credit rating, it would be required under certain agreements to provide a significant amount of additional collateral in the form of letters of credit or cash, which would have a material adverse effect on our liquidity and cash flows. If Power had lost its investment grade credit rating as of December 31, 2011, it may have had to provide approximately $812 million in additional collateral. We may also be subject to additional collateral requirements which could be required under new rules being developed by the CFTC which are expected to be implemented in 2012.

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

We are subject to extensive environmental regulation by Federal, state and local authorities regarding air quality, water quality, site remediation, land use, waste disposal, aesthetics, impact on global climate, natural resources damages and other matters. These laws and regulations affect the manner in which we conduct our operations and make capital expenditures. Future changes may result in significant increases in compliance costs.

Delay in obtaining, or failure to obtain and maintain, any environmental permits or approvals, or delay in or failure to satisfy any applicable environmental regulatory requirements, could:

•	prevent construction of new facilities,

•	prevent continued operation of existing facilities,

•	prevent the sale of energy from these facilities, or

•	result in significant additional costs, each of which could materially affect our business, results of operations and cash flows.

In obtaining required approvals and maintaining compliance with laws and regulations, we focus on several key environmental issues, including:

•

Concerns over global climate change could result in laws and regulations to limit CO2 emissions or other “greenhouse” gases (GHG) produced by our fossil generation facilities—Federal and state legislation and regulation designed to address global climate change through the reduction of GHG emissions could materially impact our fossil generation facilities. Legislation enacted in the states where our generation facilities are located establishes aggressive goals for the reduction of CO2 emissions over a 40-year period. There could be significant costs incurred to continue operation of our fossil generation facilities, including the potential need to purchase CO2 emission allowances. Such expenditures could materially affect the continued economic viability of one or more such facilities. Multiple states are developing or have developed state-specific or regional initiatives to obtain CO2 emissions reductions in the electric power industry. The RGGI is such a program in the northeast. RGGI member states control emissions of GHG by issuance of allowances to emit CO2 primarily through an auction. New Jersey announced that it is withdrawing from RGGI beginning in 2012.

A portion of our fossil fuel-fired electric generation is located in Connecticut and New York, which are within the RGGI region. The costs or inability to purchase CO2 allowances for our fleet operating within a RGGI state could place us at an economic disadvantage compared to our competitors not located in a RGGI state.

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

The EPA issued a proposed rule in 2011 regarding regulation of cooling water intake structures. If adopted as proposed, the impact of this rulemaking could significantly impact states’ permitting decisions on whether to require closed cycle cooling and could materially increase our cost of compliance. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

•

Remediation of environmental contamination at current or formerly owned facilities—We are subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. Remediation activities associated with our former Manufactured Gas Plant (MGP) operations are one source of such costs. Also, we are currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, the related costs of which could have a material adverse effect on our financial condition, results of operations and cash flows. Recent amendments to New Jersey law now place affirmative obligations on us to investigate and, if necessary, remediate contaminated property upon which we were in any way responsible for a discharge of hazardous substances. While those amendments do not change our liability, they do impact the speed by which we will need to investigate contaminated properties, which could adversely impact cash flow.

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

•

More stringent air pollution control requirements in New Jersey—Most of our generating facilities are located in New Jersey where restrictions are generally considered to be more stringent in comparison to other states. Therefore, there may be instances where the facilities located in New Jersey are subject to more restrictive and, therefore, more costly pollution control requirements and liability for damage to natural resources, than competing facilities in other states. Most of New Jersey has been classified as “nonattainment” with NAAQS for one or more air pollutants. This requires New Jersey to develop programs to reduce air emissions. Such programs can impose additional costs on us by requiring that we offset any emissions increases from new electric generators we may want to build and by setting more stringent emission limits on our facilities that run during the hottest days of the year.

•

Coal Ash Management—Coal ash is a CCR produced as a byproduct of generation at our coal-fired facilities. We currently have a program to beneficially reuse coal ash as presently allowed by federal and state regulations. In June 2010, the EPA formally published a proposed rule offering three main options for the management of CCRs under the Resource Conservation and Recovery Act. One of these options regulates CCRs as a hazardous waste and the other two options are variations of a non-hazardous designation. All options communicate the EPA’s intent of ceasing wet ash transfer and instituting engineering controls on ash ponds and landfills to limit impact on human health and the environment. The outcome of the EPA rulemaking cannot be predicted. Proposed regulations which more stringently regulate coal ash, including regulating coal ash as hazardous waste, could materially increase costs at our coal-fired generation facilities. The EPA has not established a date for release of a final rule.

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

•

Regulatory and Legal Risk—The NRC may modify, suspend or revoke licenses, or shut down a nuclear facility and impose substantial civil penalties for failure to comply with the Atomic Energy Act, related regulations or the terms and conditions of the licenses for nuclear generating facilities. As with all of our generation facilities, as discussed above, our nuclear facilities are also subject to comprehensive, evolving environmental regulation. Our nuclear generating facilities are currently operating under NRC licenses that expire in 2033 through 2046.

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

•

Nuclear Incident or Accident Risk—Accidents and other unforeseen problems have occurred at nuclear stations, both in the U.S. and elsewhere. The consequences of an accident can be severe and may include loss of life, significant property damage and/or a change in the regulatory climate. We have nuclear units at two sites. It is possible that an accident or other incident at a nuclear generating unit could adversely affect our ability to continue to operate unaffected units located at the same site, which would further affect our financial condition, operating results and cash flows. An accident or incident at a nuclear unit not owned by us could also affect our ability to continue to operate our units. Any resulting financial impact from a nuclear accident may exceed our resources, including insurance coverages.

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

In addition, recent legislative developments in the State of New Jersey have the potential to adversely impact RPM prices. In January 2011, New Jersey enacted a law establishing a LCAPP which provides for the construction of subsidized base load or mid-merit electric power generation. The LCAPP may have the effect of artificially depressing prices in the competitive wholesale market. PJM’s Independent Market Monitor has released a report estimating that the impact of bidding 2,000 MW of capacity in New Jersey as a price taker could be a reduction in capacity market revenues to PJM suppliers of more than $2 billion in the first year.

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

We could also be impacted by a number of other events, including regulatory or legislative actions favoring non-competitive markets and energy efficiency initiatives. Further, some of the market-based mechanisms in which we participate, including BGS auctions, are at times the subject of review or discussion by some of the participants in the New Jersey and Federal regulatory and political arenas. We can provide no assurance that these mechanisms will continue to exist in their current form, nor otherwise be modified.

To the extent that additions to the transmission system relieve or reduce congestion in eastern PJM where most of our plants are located, our revenues could be adversely affected. Developers of long-distance “green” transmission projects are seeking inclusion in regional transmission planning processes, with the potential to move lower-cost generation to eastern markets, including New Jersey and New York. Moreover, FERC has issued a rule that requires changes to transmission planning processes so that more transmission can be built to facilitate renewable generation development. This rule has also opened up the construction of transmission to competition. In addition, the DOE-funded Eastern Interconnection Planning Collaborative (EIPC) continues its efforts to study transmission planning across the Eastern Interconnection, evaluating the extent to which the construction of large-scale transmission is needed.

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

•

Changes in technology and/or customer conservation—It is possible that advances in technology will reduce the cost of alternative methods of producing electricity, such as fuel cells, micro turbines, windmills and PV (solar) cells, to a level that is competitive with that of most central station electric production. It is also possible that electric customers may significantly decrease their electric consumption due to demand-side energy conservation programs. Changes in technology could also alter the channels through which retail electric customers buy electricity, which could adversely affect our financial results.

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

Any inability to recover the carrying amount of our assets could result in future impairment charges which could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Capital for projects and investments has been provided primarily by internally-generated cash flow and external financings. We have significant capital requirements and will need continued access to debt capital from outside sources in order to efficiently fund the construction and other cash flow needs of our businesses. The ability to arrange financing and the costs of capital depend on numerous factors including, among other things, general economic and market conditions, the availability of credit from banks and other financial institutions, investor confidence, the success of current projects and the quality of new projects.

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

Financial market performance directly affects the asset values of our nuclear decommissioning trust funds and defined benefit plan trust funds. Sustained decreases in asset value of trust assets could result in the need for significant additional funding.

The performance of the financial markets will affect the value of the assets that are held in trust to satisfy our future obligations under our pension and postretirement benefit plans and to decommission our nuclear generating plants. A decline in the market value of our pension assets similar to the one experienced in 2008 could result in the need for us to make significant contributions in the future to maintain our funding at sufficient levels.

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

We may be adversely affected by equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers.

The success of our businesses is dependent on our ability to continue providing safe and reliable service to our customers. Equipment or system failures could result in a disruption of service to our customers. We are also exposed to the risk of accidents, severe weather events or other incidents which could result in damage to or destruction of our facilities or damage to persons or property. Such issues experienced at our facilities, or by others in our industry, could adversely impact our revenues, increase costs to repair and maintain our systems, subject us to potential litigation and/or damage claims and increase the level of oversight at our facilities through investigations or through the imposition of additional regulatory or legislative requirements.

Acts of war, terrorism or cybersecurity breaches could adversely affect our operations.

Our businesses and industry may be impacted by acts and threats of war or terrorism. These actions could result in increased political, economic and financial market instability and volatility in fuel prices which could materially adversely affect our operations. In addition, our infrastructure facilities, such as our generating stations, transmission and distribution facilities and information management systems for customer-related operations, could be direct or indirect targets or be affected by terrorist or other criminal activity.

Our businesses could also be impacted by cybersecurity breaches. Cybersecurity threats include:

•	operational interference, such as attacks on our generation facilities, transmission lines or the power grid;

•	information theft as to employees and/or customers, such as personal financial and health records; and

•	business system interruption or compromise.

Such events could severely disrupt business operations and result in loss of service to customers. These events could also result in significant expenses to repair security breaches or system damage as well as increased capital, insurance and operating costs, including increased security costs for our facilities. In addition, new or updated security regulations may require us to make changes to our current measures which could also result in additional expenses.

The BPU has issued an order, effective January 2012, in which it directed New Jersey utilities to outline what equipment and safety measures they have in place to monitor against cyber intrusions and to report any incidents.

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

We may be unable to achieve, or continue to sustain, our expected levels of operating performance.

One of the key elements to achieving the results in our business plan is the ability to sustain generating operating performance and capacity factors at expected levels since our forward sales of energy and capacity assume acceptable levels of operating performance. This is especially important at our lower-cost facilities. Operations at any of our plants could degrade to the point where the plant has to shut down or operate at less than full capacity. Some issues that could impact the operation of our facilities are:

•	breakdown or failure of equipment, processes or management effectiveness;

•	disruptions in the transmission of electricity;

•	labor disputes;

•	fuel supply interruptions;

•	transportation constraints;

•	limitations which may be imposed by environmental or other regulatory requirements;

•	permit limitations; and

•	operator error or catastrophic events such as fires, earthquakes, explosions, floods, severe storms, acts of terrorism or other similar occurrences.

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

Our receipt of payments of equity rent, debt service and other fees related to our leveraged lease portfolio in accordance with the lease contracts can be impacted by various factors. The factors which may impact future lease cash flow include, but are not limited to, new environmental legislation regarding air quality and other discharges in the process of generating electricity, market prices for fuel and electricity, including the impact of low gas prices on our coal generation investments, overall financial condition of lease counterparties and the quality and condition of assets under lease. If a lessee were to default, we could potentially be required to impair our current investment balances. For additional information relating to these leases, see Item 7. MD&A—Critical Accounting Estimates and Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables.

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

Generation Facilities

Power

As of December 31, 2011, Power’s share of summer installed generating capacity is shown in the following table:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used	Mission
Steam:
Hudson	NJ	608	100%	608	Coal/Gas	Load Following
Mercer	NJ	632	100%	632	Coal	Load Following
Sewaren	NJ	453	100%	453	Gas	Load Following
Keystone (A)	PA	1,711	23%	391	Coal	Base Load
Conemaugh (A)	PA	1,711	23%	385	Coal	Base Load
Bridgeport Harbor	CT	383	100%	383	Coal	Load Following
New Haven Harbor	CT	448	100%	448	Oil	Load Following

Total Steam		5,946		3,300

Nuclear:
Hope Creek	NJ	1,173	100%	1,173	Nuclear	Base Load
Salem 1 & 2	NJ	2,326	57%	1,336	Nuclear	Base Load
Peach Bottom 2 & 3 (B)	PA	2,247	50%	1,123	Nuclear	Base Load

Total Nuclear		5,746		3,632

Combined Cycle:
Bergen	NJ	1,178	100%	1,178	Gas	Load Following
Linden	NJ	1,230	100%	1,230	Gas	Load Following
Bethlehem	NY	754	100%	754	Gas	Load Following

Total Combined Cycle		3,162		3,162

Combustion Turbine:
Essex	NJ	617	100%	617	Gas	Peaking
Edison	NJ	504	100%	504	Gas	Peaking
Kearny	NJ	446	100%	446	Gas	Peaking
Burlington	NJ	557	100%	557	Oil/Gas	Peaking
Linden	NJ	340	100%	340	Gas	Peaking
Mercer	NJ	115	100%	115	Oil	Peaking
Sewaren	NJ	105	100%	105	Oil	Peaking
Bergen	NJ	21	100%	21	Gas	Peaking
National Park	NJ	21	100%	21	Oil	Peaking
Salem	NJ	38	57%	22	Oil	Peaking
Bridgeport Harbor	CT	18	100%	18	Oil	Peaking

Total Combustion Turbine		2,782		2,766

Pumped Storage:
Yards Creek (C)	NJ	400	50%	200		Peaking

Total Operating Power Plants		18,036		13,060

(A)	Operated by GenOn Northeast Management Company

(B)	Operated by Exelon Generation

(C)	Operated by Jersey Central Power & Light Company

PSE&G

As of December 31, 2011, PSE&G had 58 MW of installed solar capacity in various towns throughout New Jersey.

Energy Holdings

Energy Holdings had investments in the following generation facilities as of December 31, 2011:

Name	Location	Total Capacity (MW)	% Owned	Owned Capacity (MW)	Principal Fuels Used
United States
Kalaeloa	HI	209	50%	105	Oil
GWF (A)	CA	105	50%	53	Petroleum coke
Bridgewater	NH	16	40%	6	Biomass
Hackettstown	NJ	2	100%	2	Solar
Wyandot	OH	12	100%	12	Solar
Jacksonville	FL	15	100%	15	Solar

Total United States		359		193

International
Turboven	Venezuela	120	50%	60	Natural gas
Turbogeneradores de Maracay (TGM)	Venezuela	40	9%	4	Natural gas

Total International		160		64

Total Operating Power Plants		519		257

(A)	In February, 2012, the California Public Utilities Commission approved the shut down of GWF Power.

Transmission and Distribution Facilities

As of December 31, 2011, PSE&G’s electric transmission and distribution system included 23,553 circuit miles, of which 8,163 circuit miles were underground, and 836,465 poles, of which 546,129 poles were jointly-owned. Approximately 99% of this property is located in New Jersey.

In addition, as of December 31, 2011, PSE&G owned four electric distribution headquarters and five subheadquarters in four operating divisions, all located in New Jersey.

As of December 31, 2011, the daily gas capacity of PSE&G’s 100%-owned peaking facilities (the maximum daily gas delivery available during the three peak winter months) consisted of liquid petroleum air gas and liquefied natural gas and aggregated 2,790,500 therms (270,922,330 cubic feet on an equivalent basis of 1,030 Btu/cubic foot) as shown in the following table:

Plant	Location	Daily Capacity (Therms)

Burlington LNG	Burlington, NJ	670,500
Camden LPG	Camden, NJ	320,000
Central LPG	Edison Twp., NJ	900,000
Harrison LPG	Harrison, NJ	900,000

Total		2,790,500

As of December 31, 2011, PSE&G owned and operated 17,710 miles of gas mains, owned 12 gas distribution headquarters and two subheadquarters, all in four operating regions located in New Jersey and owned one meter shop in New Jersey serving all such areas. In addition, PSE&G operated 62 natural gas metering and regulating stations, all located in New Jersey, of which 26 were located on land owned by customers or natural gas pipeline suppliers and were operated under lease, easement or other similar arrangement. In some instances, the pipeline companies owned portions of the metering and regulating facilities.

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

In addition, as of December 31, 2011, PSE&G owned 42 switching stations in New Jersey with an aggregate installed capacity of 23,898 megavolt-amperes and 246 substations with an aggregate installed capacity of 8,179 megavolt-amperes. In addition, four substations in New Jersey having an aggregate installed capacity of 109 megavolt-amperes were operated on leased property.

ITEM 3.    LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters, including in the ordinary course of business. For information regarding material legal proceedings, other than those discussed below, see Item 1. Business—Regulatory Issues and Environmental Matters and Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities.

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

(1)	Claim made in 1985 by the U.S. Department of the Interior under CERCLA with respect to the Pennsylvania Avenue and Fountain Avenue municipal landfills in Brooklyn, New York, for damages to natural resources. The U.S. Government alleges damages of approximately $200 million. To PSE&G’s knowledge there has been no action on this matter since 1988.

(2)	Duane Marine Salvage Corporation Superfund Site is in Perth Amboy, Middlesex County, New Jersey. The EPA had named PSE&G as one of several potentially responsible parties (PRPs) through a series of administrative orders between December 1984 and March 1985. Following work performed by the PRPs, the EPA declared on May 20, 1987 that all of its administrative orders had been satisfied. The NJDEP, however, named PSE&G as a PRP and issued its own directive dated October 21, 1987. Remediation is currently ongoing.

(3)	Various Spill Act directives were issued by the NJDEP to PRPs, including PSE&G with respect to the PJP Landfill in Jersey City, Hudson County, New Jersey, ordering payment of costs associated with operation and maintenance, interim remedial measures and a Remedial Investigation and Feasibility Study (RI/FS) in excess of $25 million. The directives also sought reimbursement of the NJDEP’s past and future oversight costs and the costs of any future remedial action.

(4)	Claim by the EPA, Region III, under CERCLA with respect to a Cottman Avenue Superfund Site, a former non-ferrous scrap reclamation facility located in Philadelphia, Pennsylvania, owned and formerly operated by Metal Bank of America, Inc. PSE&G, other utilities and other companies are alleged to be liable for contamination at the site and PSE&G has been named as a PRP. A Final Remedial Design Report was submitted to the EPA in September of 2002. This document presented the design details of the EPA’s selected remediation remedy. PSE&G and other utility companies as members of a PRP group entered into a Consent Decree and agreed to implement a negotiated EPA selected remediation remedy. The PRP group implementation of the remedy was completed in 2010. Although subject to EPA approval and oversight, long term monitoring activities designed to demonstrate the effectiveness of the implemented remedy are planned through 2018 at an estimated cost of $2.8 million.

(5)	The Klockner Road site is located in Hamilton Township, Mercer County, New Jersey, and occupies approximately two acres on PSE&G’s Trenton Switching Station property. In 1996, PSE&G entered into a memorandum of agreement with the NJDEP for the Klockner Road site pursuant to which PSE&G conducted an RI/FS and remedial action at the site to address the presence of soil and groundwater contamination. Anticipated future activities at the site include the filing of certification(s) with NJDEP once every two years regarding the effectiveness of engineering and institutional controls, quarterly groundwater monitoring for several years and the installation of additional off-site groundwater monitoring wells as directed by NJDEP.

(6)	The NJDEP assumed control of a former petroleum products blending and mixing operation and waste oil recycling facility in Elizabeth, Union County, New Jersey (Borne Chemical Co. site) and issued various directives to a number of entities, including PSE&G, requiring performance of various remedial actions. PSE&G’s nexus to the site is based upon the shipment of certain waste oils to the site for recycling. PSE&G and certain of the other entities named in the NJDEP directives are members of a PRP group that have been working together to satisfy NJDEP requirements including: funding of the site security program; containerized waste removal; and a site remedial investigation program.

(7)	In 1996, Morton International, Inc., a subsidiary of The Dow Chemical Company, filed a lawsuit against the former customers of a former mercury refining operation located on the banks of Berry’s Creek in Wood-Ridge, New Jersey. The lawsuit seeks to recover cleanup costs incurred and to be incurred in remediating the site. PSE&G was among the former customers sued based on allegations that mercury originating at its Kearny Generating Station was sent to the site for refining.

(8)	The EPA sent Power, PSE&G and approximately 157 other entities a notice that the EPA considered each of the entities to be a PRP with respect to contamination in Berry’s Creek in Bergen County, New Jersey and requesting that the PRPs perform a RI/FS on Berry’s Creek and the connected tributaries and wetlands. Berry’s Creek flows through approximately 6.5 miles of areas that have been used for a variety of industrial purposes and landfills. The EPA estimates that the study could be completed in approximately five years at a total cost of approximately $18 million. As members of a PRP Group, Power and certain of the other entities named in the EPA Notice entered into an Administrative Settlement Agreement and Order on Consent to conduct the RI/FS.

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

(10)	In January 2010, we received a letter from the NJDEP asserting that we are the current owner of the Gates Construction Corporation Landfill and that the subject landfill has not been properly closed in accordance with NJDEP Solid Waste Regulations.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange, Inc. As of December 31, 2011, there were 78,280 registered holders.

The graph below shows a comparison of the five-year cumulative return assuming $100 invested on December 31, 2006 in our common stock and the subsequent reinvestment of quarterly dividends, the S&P Composite Stock Price Index, the Dow Jones Utilities Index and the S&P Electric Utilities Index.

	2006	2007	2008	2009	2010	2011
PSEG	$100.00	$151.93	$93.51	$111.14	$111.05	$120.15
S&P 500	$100.00	$105.48	$66.52	$84.07	$96.71	$98.76
DJ Utilities	$100.00	$120.06	$86.70	$97.47	$103.75	$124.08
S&P Electrics	$100.00	$123.07	$91.33	$94.38	$97.61	$118.05

The following table indicates the high and low sale prices for our common stock and dividends paid for the periods indicated:

Common Stock	High	Low	Dividend per Share

2011
First Quarter	$33.12	$30.15	$0.3425
Second Quarter	$34.22	$30.30	$0.3425
Third Quarter	$35.48	$27.97	$0.3425
Fourth Quarter	$34.96	$30.60	$0.3425
2010
First Quarter	$33.75	$29.01	$0.3425
Second Quarter	$34.21	$29.02	$0.3425
Third Quarter	$34.93	$30.92	$0.3425
Fourth Quarter	$33.97	$30.35	$0.3425

On February 21, 2012, our Board of Directors approved $0.3550 per share of common stock dividend for the first quarter of 2012. This reflects an indicated annual dividend rate of $1.42 per share.

The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation award grants during the fourth quarter of 2011:

Three Months Ended December 31, 2011	Total Number of Shares Purchased	Average Price Paid per Share
October 1-October 31	0	$0.00
November 1-November 30	50,117	$33.66
December 1-December 31	27,000	$32.40

The following table indicates the securities authorized for issuance under equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	3,272,300	$32.78	17,564,232	(A)
Equity compensation plans not approved by security holders	0	$0.00	3,589,032	(B)

Total	3,272,300	$32.78	21,153,264

(A)	Shares issuable under our Long-Term Incentive Plan (LTIP).

(B)	Shares issuable under our Employee Stock Purchase Plan.

For additional discussion of specific plans concerning equity-based compensation, see Item 8. Financial Statements and Supplementary Data—Note 18. Stock Based Compensation.

Power

We own all of Power’s outstanding limited liability company membership interests. For additional information regarding Power’s ability to pay dividends, see Item 7. MD&A—Overview of 2011 and Future Outlook.

PSE&G

We own all of the common stock of PSE&G. For additional information regarding PSE&G’s ability to continue to pay dividends, see Item 7. MD&A—Overview of 2011 and Future Outlook.

ITEM 6.    SELECTED FINANCIAL DATA

PSEG

The information presented below should be read in conjunction with the MD&A and the Consolidated Financial Statements and Notes to Consolidated Financial Statements (Notes).

PSEG
	2011	2010	2009	2008	2007
For the Years Ended December 31:	Millions, where applicable
Operating Revenues	$11,079	$11,793	$12,035	$12,609	$12,051
Income from Continuing Operations (A)	$1,407	$1,557	$1,594	$918	$1,274
Net Income	$1,503	$1,564	$1,592	$1,188	$1,335
Earnings per Share:
Income from Continuing Operations
Basic(A)	$2.78	$3.08	$3.15	$1.81	$2.51
Diluted(A)	$2.77	$3.07	$3.14	$1.81	$2.50
Net Income
Basic	$2.97	$3.09	$3.15	$2.34	$2.63
Diluted	$2.96	$3.08	$3.14	$2.34	$2.62
Dividends Declared per Share	$1.37	$1.37	$1.33	$1.29	$1.17
As of December 31:
Total Assets	$29,821	$29,909	$28,678	$29,049	$28,299
Long-Term Obligations (B)	$7,482	$7,847	$7,679	$8,044	$8,709

(A)	Income from Continuing Operations for 2011 and 2008 includes after-tax charges of $170 million and $490 million, respectively, related to certain leveraged leases.

(B)	Includes capital lease obligations.

Power and PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

Our business discussion in Item 1 provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Item 1A. provides information about factors that could have a material adverse impact in our businesses. The following discussion expands upon those sections by describing significant events and business developments that have occurred during 2011 and key factors that we expect will drive our future performance. The following discussion refers to the Consolidated Financial Statements (Statements) and the Related Notes to Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements and Notes.

OVERVIEW OF 2011 AND FUTURE OUTLOOK

During 2011, our results continued to be adversely impacted by lower prices for electricity and natural gas in the markets we serve. We began experiencing a greater pricing impact due to a decline in both PJM Reliability Pricing Model (RPM) and Basic Generation Service (BGS) rates which became effective in the second quarter. Our pricing also continues to be affected by customer migration away from our BGS supply contracts as these volumes are replaced with lower priced spot market sales. While the effect of customer migration on our results has been reduced as average BGS rates have been declining to a level more closely resembling current market prices, customers may still see an incentive to switch to third party suppliers. The result of such a switch may affect the price we receive on our sales, shifting from BGS rates that are established in auctions that have taken place over the past three years, to prices offered by third party suppliers which may be more representative of recent market pricing.

Partially offsetting this lower commodity pricing are higher revenues due to increased distribution rates at PSE&G as a result of the base rate case settlement in mid-2010. This included an increase of $73.5 million and $26.5 million in annual electric and gas revenues, respectively, with a return on equity (ROE) of 10.3%. We have also realized an increase in transmission revenues as a result of our 2011 Formula Rate Update which provided for approximately $45 million in increased revenues in our 2011 transmission rates effective January 1, 2011. We filed our 2012 Annual Formula Rate Update with FERC in October 2011, which provides for approximately $94 million in increased annual transmission revenues effective January 1, 2012.

These increased delivery charges have been offset by lower supply costs. The reduction in supply costs allows us to invest in infrastructure improvements without raising customer rates. Since January 2010, PSE&G’s typical average residential customers who purchased supply from PSE&G have seen a total annual bill reduction of 19% for gas and 1% for electric.

For 2012 and beyond, the key issues our business will confront include:

•	the continuing potential for sustained lower natural gas and electricity prices,

•	uncertainty in the economic recovery,

•	regulatory and political uncertainty, particularly with regard to future energy policy, transmission policy and environmental regulation, and

•	challenges to competitive markets, including support for subsidized generation in many states, particularly in New Jersey.

Our future success will also depend on our ability to respond to these challenges and take advantage of opportunities presented by these and other regulatory and legislative initiatives. In order to do this, we must:

•	continue to focus on controlling costs while maintaining our safety, reliability and compliance standards,

•	successfully recontract our open supply positions, and

•	execute our capital investment program, including investments for growth that yield contemporaneous and attractive risk adjusted returns.

There have also been other significant regulatory and legislative developments during the year which may affect our operations in the future as new rules and regulations are adopted. For additional information on these issues, see Item 1. Business—Regulatory Issues and Environmental Matters.

•

In 2011, the State of New Jersey enacted the Long-Term Capacity Agreement Pilot Program Act (LCAPP Act) to subsidize up to 2,000 MW of new natural gas-fired generation. The LCAPP Act provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) by New Jersey EDCs, including PSE&G, to generators selected by the BPU. Legal challenges to the BPU’s implementation of the LCAPP Act, as well as to the constitutionality of the LCAPP Act were filed and are pending.

Maryland is also considering similar subsidies to above-market new generation. In September 2011, the Maryland Public Utility Commission (PUC) issued an order requiring its EDCs to issue a Request for Proposals (RFP) to procure up to 1,500 MW of new natural gas-fired generation located in the Southwest MAAC electrical region. The RFP is similar to the LCAPP SOCA. These developments in Maryland could impact energy and capacity prices in PJM and may also impact developments in New Jersey regarding the construction of subsidized generation.

The LCAPP, Maryland’s RFP or similar activity in other states may artificially depress prices in the competitive wholesale market and have the potential to harm competitive markets, on both a short-term and long-term basis. The lack of consistent rules in energy markets can adversely impact the competitiveness of our plants.

See Item 1. Business, Federal Regulation, FERC—Capacity Market Issues for further information.

•

The United States Environmental Protection Agency (EPA) published a proposed rule in April 2011 related to 316(b) Clean Water Act requirements. The rule, as proposed, would establish a marine life mortality standard for certain existing cooling water intake structures. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take or the effect, if any, that they may have on our future capital requirements, financial condition or results of operations.

•

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) that limits power plant emissions in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone emission standards. Emission reductions would have been governed by this rule beginning on January 1, 2012 for Sulfur Dioxide (SO2) and “annual Nitrogen Oxide (NOX)” and May 1, 2012 for “Ozone season NOX”. Certain states would have been required to make additional SO2 reductions in 2014. The EPA issued draft technical adjustments to the final CSAPR in October 2011. CSAPR is generally expected to have an upward impact on electricity prices, resulting from the retirement of some units, as well as from the potential cost increase from either the purchase of allowances or the cost of operation of emissions control equipment. Technical revisions to the CSAPR were finalized on February 7, 2012. The EPA increased New Jersey’s allocation of annual NOX and ozone season NOX allowances beyond what was proposed. The EPA also finalized the increase in New Jersey’s allocation of SO2 allowances from the October proposal. The additional increases in NOx allocations are favorable to PSEG, since both PSEG and New Jersey as a whole are projected to be very tight on NOx allowances (both ozone season and annual).

On December 30, 2011, the United States Court of Appeals for the D.C. Circuit issued a ruling to stay CSAPR pending judicial review. Until a final decision is reached, the court has ordered that the Clean Air Interstate Rule (CAIR) requirements continue temporarily. We have intervened in this litigation, along with other generating companies, in support of the EPA. The continuation of CAIR affects our generating stations in Connecticut, New Jersey and New York. If 2012 operations are similar to those in the past three years, the impact to our operations from the temporary implementation of CAIR in 2012 is not expected to be significant.

•

The EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which was finalized on December 21, 2011. This regulation prescribes reduced levels of mercury and other hazardous air pollutants pursuant to the Clean Air Act.

•

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the Nuclear Regulatory Commission (NRC) has been performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan will result in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants meet the stringent applicable design and safety specifications of the NRC.

•

We received our requested 20-year license extensions for the Salem and Hope Creek facilities in June and July 2011, respectively. Salem Units 1 and 2 are now licensed through 2036 and 2040, respectively, and Hope Creek is now licensed through 2046. Peach Bottom Units 2 and 3 are currently licensed through 2033 and 2034, respectively.

•

During 2011, the SEC and the Commodity Futures Trading Commission (CFTC) continued efforts enact stricter regulation over swaps and derivatives. The CFTC has issued Notices of Proposed Rulemakings (NOPRs) on many of the key issues. We cannot assess the exact scope of the new rules until they are issued by the SEC and CFTC. We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

•

In December 2011, New Jersey released its revised Energy Master Plan (EMP) which contains a number of policy recommendations that the State can be expected to pursue through legislative and regulatory responses. The policy recommendations supporting nuclear power, solar and wind energy, energy efficiency and natural gas infrastructure are generally favorable to our business.

•

On July 21, 2011, FERC issued a Final Rule which, among other things directs regional planners such as PJM to (i) consider public policy requirements in planning new transmission, (ii) remove the Right of First Refusal (ROFR)—which permits incumbent transmission owners, like us, the first opportunity to construct transmission within their respective service territories—from its tariffs and agreements, subject to certain exceptions, and (iii) allocate costs for transmission projects in a way that roughly matches costs with benefits, while leaving flexibility to the regions to determine precise cost allocation methodologies. We cannot predict the final outcome or impact on us; however, specific implementation of the Final Rule in the various regions, including within our utility service territory, may expose us to competition for construction of transmission, additional regulatory considerations and potential delay with respect to future transmission projects.

Operational Excellence

Our nuclear and fossil facilities continued their strong operating performance through the fourth quarter. Our nuclear units have achieved a capacity factor of 93% for the year and our combined cycle units have continued to improve their forced outage rates. Our generation fleet performed well during the July and August heat waves. During Hurricane Irene, the Salem and Hope Creek nuclear stations remained online. Overall, generation volumes for the year 2011 were 54.0 TWh, approximately 5% lower than in 2010 due primarily to reduced demands.

In addition, we continued to demonstrate system reliability by limiting customer outages. In February 2011, our service territory experienced winter storms that affected the electric transmission and distribution systems due to heavy icing and salt spray and in March 2011, our northern gas service territory was impacted by two heavy rainstorms that resulted in widespread flooding. Our personnel were prepared in each case for widespread outages and, as a result, were able to minimize the length of time our customers were without electric or gas service.

In August 2011, Hurricane Irene caused severe damage that resulted in flooding throughout our service territory, disrupting service to over 800,000 customers. With the assistance of mutual aid crews from other utilities, our associates worked to fully restore service to the majority of our customers within five days. In October 2011, a wet heavy snow storm caused extensive tree and power line damage, disrupting service to over 570,000 customers. By seeking the assistance of other utilities, as well as hiring a significant number of contractor power line and tree crews, we restored power to most of our customers within seven days. We filed a petition with the BPU asking permission to defer the incremental storm related costs and the opportunity to seek recovery in our next base rate proceeding. We have deferred approximately $60 million of incremental Operation and Maintenance (O&M) storm costs associated with Hurricane Irene and the October snow storm.

In December 2011, the Long Island Power Authority (LIPA) selected PSEG Long Island LLC (PSEG LI), a newly formed wholly owned subsidiary of Energy Holdings, to manage its electric transmission and distribution system in Long Island, New York. LIPA issued a press release that it had selected us for a variety of reasons, including our proven track record of first quartile customer service and reliability, commitment to cost control, corporate culture of transparency and local decision making, technical expertise and proven environmental track record. The ten year contract commences January 1, 2014, after LIPA’s current contract with another party for utility services management expires. As part of the management contract, PSEG LI will be expected to develop and implement a number of operational improvements to provide safe and reliable service for LIPA’s customers, increase customer satisfaction, and manage the operational and maintenance costs of LIPA.

On January 31, 2012, we entered into a specific matter closing agreement settling our dispute with the IRS over certain challenged lease transactions. This agreement settles the leasing dispute with finality for all tax periods in which we realized tax deductions from these transactions. In addition, we signed a settlement agreement covering all audit issues for tax years 1997 through 2003. We believe that there will be no material impact on earnings as a result of these settlement agreements. For additional information, see Note 13. Commitments and Contingent Liabilities.

Financial Strength

For 2011, our cash from operations was over $3.5 billion. Cash from operations for the year has benefited from two federal tax provisions enacted in 2010 which generated a total of approximately $900 million of cash benefits for us through accelerated depreciation. See Note 20. Income Taxes for additional information. These funds, combined with proceeds from asset sales, were used to support our capital expenditures, dividend payments and pension funding for the year. During 2011, we made approximately $2.1 billion in capital expenditures and paid dividends of $693 million. On February 21, 2012, our Board of Directors approved a $0.3550 per share common stock dividend for the first quarter of 2012. This reflects an indicated annual dividend rate of $1.42 per share. The Board’s approval represents a change in our dividend policy moving from a strict earnings payout based approach to one that takes into consideration the growing contribution to earnings and cash from our regulated operations and continued cash flow from our generation business.

We made our entire planned pension and OPEB contributions for the year 2011 of $426 million and, as of December 31, 2011, we had funded approximately 84% of our projected benefit obligation. For 2012, we expect to fund up to $124 million and $11 million for pension and OPEB, respectively.

In December, we were also able to early redeem $600 million of 6.95% Senior Notes due in June 2012 at Power.

In April 2011, PSEG, Power and PSE&G entered into new 5-year credit agreements resulting in an increase of $650 million in Power’s credit capacity. As of December 31, 2011, our total credit capacity was $4.2 billion and we had over $800 million of cash on hand.

Disciplined Investment

We seek to invest in areas that complement our existing businesses and provide attractive risk-adjusted returns. These areas include upgrading critical energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. We also have several projects where we are investing to continue to improve our operational performance. Over the past few years, we have shifted our focus to investing at the utility. Our capital expenditure forecast includes over $6.8 billion in spending over the next three years, over 75% of which is at PSE&G.

•

During 2011, we sold our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions for a total of $687 million. See Note 4. Discontinued Operations and Dispositions for further information.

•

We are continuing to pursue obtaining the necessary regulatory approvals for the Susquehanna-Roseland transmission project including approval from the National Park Service (NPS), which has resulted in a delay to the project implementation date. In October 2011, the NPS issued a Draft Environmental Impact Statement (EIS), which recommended a “no action” alternative that would require re-routing of the project around the affected federal park areas. The NPS has stated that it will select a final preferred route for the project in March 2012. We have submitted comments to the draft EIS and will continue to work with the NPS on mitigation for unavoidable impacts associated with the project. The estimated cost of construction is $750 million for this project. Our project estimate will be refined when we obtain additional information from the NPS regarding mitigation-related requirements as well as contractor bids.

•

In October 2010, PJM approved the North East Grid project, a 230 kV project running from Roseland to Hudson. This project has an expected in-service date of June 2015 with an estimated cost of construction of $895 million. We have also filed for BPU approval of the North-Central Reliability project, a 230 kV upgrade project located in the northern and central portions of New Jersey with an estimated cost of construction of approximately $390 million. The North-Central Reliability project has an expected in-service date of June 2014. Delays in the construction schedules of these projects could impact the timing of expected transmission revenues. The North East Grid project was approved in place of a previously approved 500 kV Branchburg-Roseland-Hudson project. On December 30, 2011, FERC granted incentive rates for the Northeast Grid project including recovery of 100% of Construction Work in Process (CWIP) in rate base and abandonment costs, along with a 25 basis point adder to ROE, with an effective date of January 1, 2012.

•

In April 2011, we filed a petition with FERC seeking incentive rates with an effective date of June 14, 2011 for five 230 kV transmission projects, including the North-Central Reliability project. In June 2011, FERC granted incentive rates for three of these 230 kV projects, with a total capital investment of approximately $1.0 billion, representing approximately 80% of our request. The incentive rates include recovery for CWIP and 100% recovery of prudently-incurred abandonment costs. See Item 1. Business, Federal Regulation, Transmission Regulation—Transmission Expansion for further information.

•

We have made additional investments in solar power in New Jersey. Under our solar loan program we have provided a total of $127 million in loans for 518 projects as of December 31, 2011, representing 38 MW to date. Under our Solar 4 All program we have made total program expenditures of approximately $361 million as of December 31, 2011. Approximately 25 MW of solar panels have been installed on distribution poles and another 33 MW representing 19 projects have been placed into service. Additional projects are in various stages of development. Our total anticipated expenditures to develop all approved 80 MW is approximately $451 million. The BPU is currently conducting a generic stakeholder proceeding, however, to examine whether utility rate-based solar programs should be modified, expanded or terminated in the future.

•

We made additional expenditures under our Capital Infrastructure Programs (CIP). As of December 31, 2011, total capital expenditures since inception of these programs were $702 million and $59 million for CIP I and CIP II, respectively. In July, the BPU approved CIP II which provides for approximately $273 million in accelerated capital investments in our electric and gas infrastructure through 2012.

•

We continued various construction activities at Power, including a steam path retrofit and extended power uprate at Peach Bottom and construction of new gas fired peaking units at Kearny and in Connecticut (see Note 13. Commitments and Contingent Liabilities for additional information). This additional capacity at Kearny was bid into and has cleared the RPM capacity auction, and the additional capacity in Connecticut is subject to a contract with a Connecticut utility.

•

We are continuing our efforts to obtain an Early Site Permit for a new nuclear generating station to be located at the current site of Salem and Hope Creek stations. The NRC acceptance review is complete and agency evaluation is underway. There were no petitions filed for permission to intervene. The current NRC schedule would likely result in issuance of the Early Site Permit in 2014.

•

In January 2012, we acquired an additional 25 MW solar project at Energy Holdings, currently under construction in Arizona. Completion of this project is expected by the third quarter of 2012. All of the energy, capacity and environmental attributes generated by the project in the first 20 years are expected to be sold under a long-term power purchase agreement. The total investment for the project will be approximately $75 million.

•

As part of our ongoing efforts to focus on energy investments, in December 2011, we sold our investment in an office building in Denver, Colorado for approximately $215 million. Net proceeds from the sale were approximately $175 million. The sale resulted in an after-tax gain of $34 million.

There is no guarantee that the projects described above or any future initiatives will be achieved since many issues need to be favorably resolved, such as regulatory approvals.

As a result of Dynegy’s corporate reorganization in September 2011, Energy Holdings evaluated its likely recovery under the lease arrangements for the Roseton and Danskammer facilities leased to subsidiaries of Dynegy Holdings LLC (DH). Considering the overall value of the underlying assets subject to lease, Energy Holdings fully reserved its $264 million gross investment. This gross charge was reflected as a reduction to third quarter Operating Revenues and resulted in an after-tax charge of approximately $170 million. On November 7, 2011, DH including the lessee entities in our Danskammer and Roseton leveraged lease transactions (Dynegy leases), filed for relief under Chapter 11 of the Bankruptcy Code. DH filed a Restructuring Support Agreement (RSA) expected to become effective in August 2012 assuming confirmation of its plan of reorganization by the Bankruptcy Court.

On December 13, 2011, Energy Holdings and Dynegy reached a settlement agreement resolving disputes that had arisen between them with regard to DH’s rejection of the Dynegy leases. The settlement agreement assigns to Dynegy our rights to certain future payments or distributions related to the Dynegy leases; it also resolves our claims under our Tax Indemnity Agreement with DH. The terms of the agreement include a cash payment of $7.5 million, which was received on January 4, 2012, and the allowance of a $110 million claim against DH payable through a mix of cash and notes upon final approval of the DH reorganization. The Court approved the settlement agreement and DH’s rejection of the Dynegy leases with an effective date of December 30, 2011, triggering a write-off of the entire $264 million fully reserved gross lease receivable and the reclassification of $30 million of the deferred tax liability to current status.

The ultimate amount recognized from our $110 million claim could change based upon the final outcome of Dynegy’s RSA and the respective fair values of the securities received. See Note 8. Financing Receivables for further information.

RESULTS OF OPERATIONS

	Years Ended December 31,
Earnings (Losses)	2011	2010	2009
	Millions
Power	$1,002	$1,136	$1,191
PSE&G (A)	521	359	325
Energy Holdings (B)	(134)	49	72
Other (C)	18	13	6

PSEG Income from Continuing Operations	1,407	1,557	1,594
Income (Loss) from Discontinued Operations, Including Gain on Disposal (D)	96	7	(2)

PSEG Net Income	$1,503	$1,564	$1,592

	Years Ended December 31,
Earnings Per Share (Diluted)	2011	2010	2009
PSEG Income from Continuing Operations	$2.77	$3.07	$3.14
Income from Discontinued Operations, Including Gain on Disposal (D)	0.19	0.01	0.00

PSEG Net Income	$2.96	$3.08	$3.14

(A)	PSE&G’s results in 2010 include an after-tax charge of $72 million related to an agreement to refund previous Market Transition Charge (MTC) collections in the succeeding two years.

(B)	Energy Holdings’ results include an after-tax charge of $170 million taken in 2011 related to the reserve for assets underlying a leveraged lease receivable. See Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables.

(C)	Other includes parent company interest and financing costs, donations, certain administrative and general expenses and certain consolidating entries related to a debt exchange in 2009 between Power and Energy Holdings.

(D)	See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions.

Our results include the realized gains, losses and earnings on Power’s Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity. This includes the net realized gains, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions. This also includes credit-related impairments on certain NDT securities which are included in Other-Than-Temporary Impairments and the interest accretion expense on Power’s nuclear asset retirement obligation (ARO), which is recorded in Operation and Maintenance Expense and the depreciation related to the ARO. The combined after-tax impact on earnings of this activity for the years ended December 31, 2011, 2010 and 2009 is shown in the chart below along with the after-tax impacts of mark-to-market (MTM) activity:

	Millions, after tax
Years Ended December 31,	2011	2010	2009
NDT Fund Income	$50	$46	$9
Non-Trading Mark-to-Market Gains (Losses)	$107	$(1)	$(11)

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

	For the Years Ended December 31,			Increase / (Decrease) 2011 vs 2010		Increase / (Decrease) 2010 vs 2009
	2011	2010	2009
	Millions			Millions	%	Millions	%
Operating Revenues	$11,079	$11,793	$12,035	$(714)	(6)	$(242)	(2)
Energy Costs	4,747	5,261	5,433	(514)	(10)	(172)	(3)
Operation and Maintenance	2,481	2,504	2,534	(23)	(1)	(30)	(1)
Depreciation and Amortization	976	955	819	21	2	136	17
Income from Equity Method Investments	4	4	17	0	0	(13)	(76)
Other Income and (Deductions)	135	158	85	(23)	(15)	73	86
Other-Than-Temporary Impairments	22	11	61	11	100	(50)	(82)
Interest Expense	475	472	521	3	1	(49)	(9)
Income Tax Expense	977	1,059	1,042	(82)	(8)	17	2
Income from Discontinued Operations, including Gain on Disposal, net of tax	96	7	(2)	89	N/A	9	N/A

The 2011 year-over-year decrease in our Income from Continuing Operations was driven by the following:

•	$170 million after-tax charge taken in 2011 on leveraged leases related to Dynegy (see Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables),

•	the absence of an after-tax charge of $72 million related to an agreement to refund previous Market Transition Charge (MTC) collections in the succeeding two years,

•	lower average pricing and volumes for electricity sold under our BGS contracts,

•	lower realized prices and/or lower sales volumes in the various power pools,

•	higher interest costs and depreciation expense related to the completion of installation of back-end technology at two of our fossil plants, and

•	the absence of realized gains recognized in 2010 due to restructuring of the investments in our Rabbi Trust.

The decreases were partially offset by:

•	favorable amounts related to the MTM activity reported above,

•	an increase in revenues from new wholesale contracts entered into in the first half of 2011, and

•	lower Operation and Maintenance costs primarily due to lower pension and OPEB costs.

The 2010 year-over-year decrease in our Income from Continuing Operations was driven by the following:

•

higher priced sales under our BGS contracts being replaced with comparatively lower priced sales into the various power pools and under new wholesale contracts entered into during 2010 as a result of customer migration,

•	losses on certain wholesale electric energy supply contracts,

•	the aforementioned $72 million after-tax charge recorded in June related to MTC,

•	lower gas sales volumes and pricing due to milder winter weather and economic conditions, and

•	lower gains on lease sales.

The decreases were partially offset by:

•	higher electric sales volumes and market pricing due primarily to warmer summer weather,

•	higher electric delivery revenues due to our base rate increase approved in June,

•	lower interest expenses, and

•	realized gains related to the restructuring of the investments in our Rabbi Trust.

For a detailed explanation of the variances, see the discussions for Power, PSE&G and Energy Holdings below.

Power

	For the Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	Millions
Income from Continuing Operations	$1,002	$1,136	$1,191	$(134)	$(55)
Income (Loss) from Discontinued Operations, net of tax	96	7	(2)	89	9
Net Income	$1,098	$1,143	$1,189	$(45)	$(46)

For the year ended December 31, 2011, the primary reasons for the decrease in Income from Continuing Operations were

•	lower average pricing and lower volumes of electricity sold under our BGS contracts, as a result of customer migration,

•	higher Operation and Maintenance expense related to planned outage work at certain of our fossil plants, and

•	higher depreciation expense related to the completion of installation of back-end technology at two of our fossil plants.

The decreases were partially offset by

•	favorable amounts related to the MTM activity,

•	favorable results from our coal optimization efforts, and

•	an increase from new wholesale contracts entered into in the first half of 2011.

For the year ended December 31, 2010, the primary reasons for the decrease in Income from Continuing Operations were

•

higher priced sales under our BGS contracts being replaced with comparatively lower priced sales into the various power pools and under new wholesale contracts entered into during 2010 as customer migration levels have increased, and

•	losses on certain wholesale electric energy supply contracts.

The decreases were partially offset by

•	favorable amounts related to our NDT and MTM activity, discussed previously,

•	higher volumes of generation sold at higher market prices in PJM due to warmer summer weather, and

•	realized gains on the investments in our Rabbi Trust.

The year-over-year detail for these variances for these periods is discussed below:

	For the Years Ended December 31,			Increase / (Decrease) 2011 vs 2010		Increase / (Decrease) 2010 vs 2009
Power	2011	2010	2009
	Millions			Millions	%	Millions	%
Operating Revenues	$6,143	$6,558	$6,772	$(415)	(6)	$(214)	(3)
Energy Costs	3,046	3,374	3,462	(328)	(10)	(88)	(3)
Operation and Maintenance	1,102	1,046	1,045	56	5	1	0
Depreciation and Amortization	224	175	184	49	28	(9)	(5)
Other Income (Deductions)	111	117	98	(6)	(5)	19	19
Other-Than-Temporary Impairments	20	9	60	11	122	(51)	(85)
Interest Expense	175	157	161	18	11	(4)	(2)
Income Tax Expense	685	778	767	(93)	(12)	11	1
Income (Loss) from Discontinued Operations	96	7	(2)	89	N/A	9	N/A

For the year ended December 31, 2011 as compared to 2010

Operating Revenues decreased $415 million due to

Gas Supply Revenues decreased $290 million due primarily to

•

a net decrease of $283 million in sales under the BGSS contract, substantially comprised of lower average gas prices on lower volumes of sales in 2011 due to warmer average temperatures during the fourth quarter of 2011,

•	a net decrease of $7 million due primarily to lower average gas prices partially offset by higher sales volumes to third party customers.

Generation Revenues decreased $143 million due primarily to

•	a net decrease of $305 million due primarily to lower average pricing and lower volumes of electricity sold under our BGS contracts as a result of customer migration,

•	a decrease of $70 million due primarily to lower capacity payments from the various power pools resulting from lower market prices, and

•	a decrease of $8 million due to lower operating reserve revenue in 2011.

These were partially offset by

•

an increase of $136 million from new wholesale load contracts in the PJM and New England (NE) regions commencing in January 2011 and April 2011, respectively, net of lower average realized prices in the NE region, and

•

higher net revenues of $108 million due primarily to MTM gains on economic hedging activity of $228 million, partially offset by lower realized prices in the PJM and NY power pools and lower volumes of generation sold in the PJM and NE power pools of $120 million.

Trading Revenues increased $18 million due primarily to lower net losses in 2011 on certain electric energy supply contracts as well as the discontinuation of trading activities in the second quarter of 2011.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel purchases for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $328 million due to

•

Gas costs decreased $282 million, principally related to obligations under the BGSS contract, reflecting lower average gas inventory costs coupled with lower sales volumes in 2011 due to warmer average temperatures during the fourth quarter of 2011.

•

Generation costs decreased by $46 million due primarily to $211 million of lower fuel costs, including $251 million of lower fossil fuel costs primarily reflecting the utilization of lower volumes of both coal and oil, favorable results from our coal optimization efforts, and lower natural gas prices, partially offset by higher MTM losses and higher nuclear fuel costs in 2011. The decrease was also attributable to $16 million of lower emission charges, including $10 million of lower impairment charges related to excess SO2 emission allowances. These decreases were partially offset by an increase of $153 million in higher energy purchases in 2011 in the PJM and NE power pools as the result of lower generation and the need to meet higher load contract demand in 2011 and $23 million of higher operating reserve obligations in the PJM region.

Operation and Maintenance increased $56 million due primarily to

•

a net increase of $47 million due largely to planned outage costs, including hot gas path inspection outage costs at our gas-fired BEC and Linden facilities as well as higher outage costs at our gas-fired Bergen facility, coal-fired Mercer facility in New Jersey and our coal-fired Keystone facility in Pennsylvania, partially offset by higher outage and repair costs at certain of our other fossil plants in 2010,

•

$20 million of costs incurred for the cancellation and renegotiation of a major contractual agreement for parts and services for our combined cycle Bethlehem Energy (BEC) facility in New York and Linden and Bergen facilities in New Jersey, and

•	a net increase of $3 million due to refurbishment projects at our Salem nuclear facilities,

•	partially offset by a decrease of $13 million due to a decrease in pension and OPEB costs tempered by higher labor costs and incentive awards.

Depreciation and Amortization increased $49 million due primarily to

•	a $37 million increase due to completion of installation of back-end technology at the end of 2010 at our Mercer and Hudson generating facilities, and

•	a $12 million increase due to higher depreciable asset bases at Nuclear and Fossil.

Other Income and (Deductions) The net decrease of $6 million was due primarily to

•	a $17 million premium paid on the early extinguishment of 6.95% Senior Notes due in June 2012, and

•	the absence of $7 million of gains realized in 2010 from restructuring the Rabbi Trust,

•	partially offset by higher net realized gains of $19 million on our NDT Fund.

Other-Than-Temporary Impairments increased $11 million due primarily to higher impairments on the NDT Fund in 2011.

Interest Expense increased $18 million due primarily to

•

Higher interest expense of $49 million resulting primarily from the installation by year-end 2010 of back-end technology at our Mercer and Hudson fossil stations for which we had been allowed to capitalize interest costs in 2010 while such projects were under construction,

•	partially offset by lower interest expense of $30 million due primarily to the redemption of $606 million of 7.75% Senior Notes in early April 2011 and lower debt issuance costs of $3 million.

Income Tax Expense decreased $93 million in 2011 due primarily to lower pre-tax income.

Income (Loss) from Discontinued Operations

In 2011, we sold our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions. In March 2011, we completed the sale of one plant for proceeds of $352 million at an after-tax gain of $54 million. In July, we completed the sale of the second plant for proceeds of $335 million at an after-tax gain of $25 million. The results of operations for both plants for 2011 and 2010, including the gains in 2011 on the sales of the plants, are included in this category. See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions for additional information.

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

Generation Revenues increased $168 million due primarily to

•	increased net revenues of $161 million due to higher average realized prices offset by lower volumes of generation sold in the PJM power pool,

•	an increase of $166 million from new wholesale load contracts in PJM commencing in January 2010, and

•	an increase of $20 million in capacity payments largely due to changes in PJM’s capacity market,

•	partially offset by a net decrease of $184 million due primarily to lower volumes of electricity sold under our BGS contracts as a result of customer migration.

Operating Expenses

Energy Costs decreased by $88 million due to

•	Gas costs decreased $294 million, principally related to Power’s obligations under the BGSS contract, reflecting lower average gas inventory costs and lower demand.

•

Generation costs increased $206 million due primarily to $208 million of higher fossil fuel costs, primarily reflecting the utilization of higher volumes of both coal and natural gas, $22 million of higher net energy purchases due to higher purchases in the PJM region to meet higher load contract demand in 2010 offset by lower energy purchases in the NE region driven by the expiration of certain contracts in 2010, $15 million of higher nuclear fuel costs as a result of higher prices, and an $18 million impairment charge in 2010 related to forecasted excess SO2 emissions allowances. These increases were partially offset by $40 million of lower congestion charges and $28 million of lower purchases of firm transmission rights in PJM in 2010.

Operation and Maintenance experienced no material change.

Depreciation and Amortization decreased $9 million due primarily to a $19 million decrease due to an extension of the remaining useful lives of the Mercer and Hudson generating facilities resulting from significant plant upgrades as well as revisions in assumptions regarding the decommissioning of our plants. This was partially offset by

•	an increase of $7 million due to pollution control equipment being placed into service in October 2009 at our Keystone station, and

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

•

partially offset by higher net interest costs of $15 million related to higher interest and debt issuance costs related to $303 million of Senior Notes issued in September 2009 as part of a debt exchange with Energy Holdings, partly offset by the effects of the early redemption of two medium-term note obligations and a note exchange that all occurred in April 2010, and an increase of $2 million in credit facility fees.

Income Tax Expense increased $11 million in 2010 due primarily to

•

an increase of $18 million due to lower manufacturer’s deductions under the American Jobs Creation Act of 2004, primarily caused by lower taxable income due to increased bonus depreciation allowed by the passage in 2010 of tax law changes,

•	an increase of $8 million due to the impacts of new health care legislation (see Item 8. Financial Statements and Supplementary Data -Note 20. Income Taxes), and

•	a net increase of $3 million related to prior year adjustments, state taxes, the NDT Fund and other miscellaneous adjustments,

•	partially offset by a decrease of $18 million due to lower pre-tax income.

Income (Loss) from Discontinued Operations

As discussed above, we sold our two Texas plants in March 2011 and July 2011, respectively. The results of operations for both plants for 2010 and 2009 are included in this category. See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions for additional information.

PSE&G

	For the Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	Millions
Income from Continuing Operations	$521	$359	$325	$162	$34
Net Income	$521	$359	$325	$162	$34

For the year ended December 31, 2011, the primary reasons for the increase in Income from Continuing Operations were

•	the absence of a $72 million after-tax charge recorded in June 2010 related to the refund of previous MTC collections,

•	higher annualized base rates for electric and gas delivery as well as transmission, and

•	lower Operation and Maintenance expense, largely due to lower pension and OPEB costs.

For the year ended December 31, 2010, the primary reasons for the increase in Income from Continuing Operations were

•	higher base rates for electric and gas delivery as well as transmission,

•	higher revenues from our Capital Economic Stimulus Infrastructure and Regional Greenhouse Gas Initiative (RGGI) programs, and

•	higher electric delivery volume.

The increases were partially offset by

•	the $72 million after-tax MTC charge in 2010, and

•	lower gas sales volumes due to milder winter weather.

The year-over-year details for these variances for these periods are discussed below:

	For the Years Ended December 31,			Increase/ (Decrease)		Increase/ (Decrease)
PSE&G	2011	2010	2009	2011 vs 2010		2010 vs 2009
	Millions			Millions	%	Millions	%
Operating Revenues	$7,326	$7,869	$8,243	$(543)	(7)	$(374)	(5)
Energy Costs	3,951	4,655	5,170	(704)	(15)	(515)	(10)
Operation and Maintenance	1,372	1,442	1,474	(70)	(5)	(32)	(2)
Depreciation and Amortization	719	750	608	(31)	(4)	142	23
Other Income and (Deductions)	21	23	5	(2)	(9)	18	N/A
Other-Than-Temporary Impairments	1	0	0	1	N/A	0	0
Interest Expense	310	318	312	(8)	(3)	6	2
Income Tax Expense	340	232	226	108	47	6	3

For the year ended December 31, 2011 as compared to 2010

Operating Revenues decreased $543 million due primarily to

Commodity Revenue decreased $704 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS.

•

Electric revenues decreased $397 million due primarily to $466 million in lower BGS revenues, partially offset by $69 million in higher revenues from the sale of Non-Utility (NUG) energy and collections of Non-Utility Generation Charges (NGC) due primarily to higher prices. BGS sales decreased 16% due primarily to customer migration to third party suppliers (TPS); in contrast, delivery sales decreased only 2%.

•	Gas revenues decreased $307 million due to lower BGSS prices of $259 million and lower BGSS volumes of $48 million. The average price of gas was 3% lower in 2011 than in 2010.

Delivery Revenues increased $74 million due primarily to an increase in prices for electric and gas distribution and transmission.

•	Transmission revenues were $42 million higher due primarily to net rate increases.

•

Gas distribution revenues increased $32 million due primarily to higher Weather Normalization Clause revenue of $19 million and the impact of base rate increases of $17 million, partially offset by lower capital stimulus revenue of $5 million. The lower stimulus revenue is offset by a deferral in O&M.

•

Electric distribution revenues were flat due primarily to the impact of base rate increases of $17 million and higher stimulus revenue of $1 million, offset by lower sales volumes of $18 million. The lower stimulus revenue is offset by a deferral in O&M.

Clause Revenues increased $73 million due primarily to the absence of $122 million charge recorded in June 2010 related to our agreement to refund previous MTC collections over two years and higher Societal Benefit Charges (SBC) and Margin Adjustment Clause (MAC) of $49 million, partially offset by lower STC revenues of $98 million. The changes in Securitization Transition Charge (STC), SBC and MAC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, Depreciation and Amortization and Interest Expense. PSE&G earns no margins on SBC, STC or MAC collections.

Other Operating Revenues increased $14 million due primarily to increased revenues from our appliance repair business and miscellaneous electric operating revenues.

Energy Costs decreased $704 million. This is entirely offset by Commodity Revenue. Details are as follows:

•

Electric costs decreased $397 million due to $405 million or 14% in lower BGS and NUG volumes due to customer migration to TPS and $75 million of lower BGS and NUG prices, partially offset by $83 million for increased deferred cost recovery.

•	Gas costs decreased $307 million due to $259 million or 16% in lower prices and $48 million or 3% in lower sales volumes due primarily to weather.

Operation and Maintenance decreased $70 million due primarily to

•	a $71 million decrease in pension and other postretirement benefits (OPEB) expenses,

•	$20 million of lower net deferred expenses associated with SBC, RGGI and Stimulus clauses, and

•	the absence of $15 million in expenses relating to 2010 rate case disallowances.

These were partially offset by

•	a $9 million increase in storm restoration work,

•	a $6 million increase in costs relating to tree trimming,

•	a $3 million increase in bad debt expense, and

•	a $3 million increase in incentive payments.

Depreciation and Amortization decreased $31 million due primarily to

•	a decrease of $63 million for amortization of Regulatory Assets,

•	partially offset by an increase of $28 million for additional plant in service, and an increase of $3 million in net other charges.

Other Income and (Deductions) experienced no material change.

Other-Than-Temporary Impairments experienced no material change.

Interest Expense decreased $8 million due primarily to lower average debt balances.

Income Tax Expense increased $108 million due primarily to higher pre-tax income.

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

•

Electric revenues decreased $224 million due primarily to $339 million in lower BGS revenues, partially offset by $115 million in higher revenues from the sale of NUG energy and collections of NGCs due primarily to higher prices. BGS sales were down 9% due primarily to large customer migration to TPS; in contrast delivery sales were up 5% due to warmer weather.

Clause Revenues decreased by $45 million due primarily to the MTC refund of $122 million and the Gas Weather Normalization deferral of $9 million, which were partially offset by higher STC revenues of $86 million. The Electric Societal Benefit Charge SBC was $8 million higher, offset by lower Gas SBC of $8 million. The changes in STC and SBC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in Operation and Maintenance, Depreciation and Amortization and Interest. PSE&G earns no margins on SBC or STC collections.

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

Operation and Maintenance decreased $32 million due to

•	a $54 million decrease in electric and gas operating expenses due primarily to our overall cost reduction efforts, and

•	a $12 million reduction in bad debt expense.

These were partially offset by

•	a $14 million write-off of deferred costs associated with a new customer accounting system,

•	$11 million in storm restoration work, and

•	a net $9 million of higher expenses associated with SBC, STC, RGGI and Stimulus clauses.

Depreciation and Amortization increased $142 million due primarily to

•	an increase of $116 million for amortization of Regulatory Assets,

•	an increase of $15 million for additional plant in service,

•	a net increase of $6 million relating to various adjustments, and

•	an increase of $5 million in software amortization.

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

Energy Holdings

	For the Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	2009	2011 vs 2010	2010 vs 2009
	Millions
Income (Loss) from Continuing Operations	$(134)	$49	$72	$(183)	$(23)
Net Income (Loss)	$(134)	$49	$72	$(183)	$(23)

For the year ended December 31, 2011, the primary reason for the decrease in Income from Continuing Operations was

•	the $170 million after-tax charge on leveraged leases related to Dynegy (see Item 8. Financial Statements and Supplementary Data—Note 8. Financing Receivables).

For the year ended December 31, 2010, the primary reasons for the decrease in Income from Continuing Operations were

•	lower gains on the sales of leveraged lease assets, and

•	asset impairment charges (see Item 8. Financial Statements and Supplementary Data -Note 17. Fair Value Measurements),

•	partially offset by a gain on the sale of real estate assets and the absence of the premium paid on the debt exchange with Power in 2009.

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

PSE&G’s sources of external liquidity include a $600 million multi-year syndicated credit facility. PSE&G’s commercial paper program is the primary vehicle for meeting seasonal, intra-month and temporary working capital needs. PSE&G does not engage in any intercompany borrowing or lending. PSE&G maintains back-up facilities in an amount sufficient to cover 100% of commercial paper outstanding. PSE&G’s dividend payments to PSEG are consistent with its capital structure objectives which have been established to maintain investment grade credit ratings. PSE&G’s long-term financing plan is designed to replace maturities, fund a portion of its capital program and manage short-term debt balances. Generally, PSE&G uses either secured medium-term notes or first mortgage bonds to raise long-term capital.

PSEG, Power, Energy Holdings and PSEG Services Corporation participate in a corporate money pool, an aggregation of daily cash balances designed to efficiently manage their respective short-term liquidity needs. Energy Holdings has historically lent to the money pool; its primary source of liquidity is its invested balance with PSEG. PSEG’s sources of external liquidity include multi-year syndicated credit facilities totaling $977 million. These facilities are available to back-stop PSEG’s commercial paper program, issue letters of credit and for general corporate purposes. These facilities may also be used to provide support to Power for the issuance of letters of credit. PSEG’s credit facilities and the commercial paper program are available to support PSEG working capital needs or to temporarily fund growth opportunities in advance of obtaining permanent financing. From time to time, PSEG may make equity contributions or provide credit support to its subsidiaries.

Power’s sources of external liquidity include $2.6 billion of syndicated multi-year credit facilities. Additionally, from time to time, Power maintains bilateral credit agreements designed to enhance its liquidity position. Credit capacity is primarily used to provide collateral in support of hedging activities and to meet potential collateral postings in the event of a credit rating downgrade below investment grade. Power’s dividend payments to PSEG are also designed to be consistent with its capital structure objectives which have been established to maintain investment grade credit ratings and provide sufficient financial flexibility. Generally, Power issues senior unsecured debt to raise long-term capital.

Operating Cash Flows

We expect our operating cash flows combined with cash on hand and financing activities to be sufficient to fund capital expenditures and shareholder dividend payments.

For the year ended December 31, 2011, our operating cash flow increased by $1,393 million. For the year ended December 31, 2010, our operating cash flow increased by $309 million. The net changes were due to net changes from our subsidiaries as discussed below.

Power

Power’s operating cash flow increased $246 million from $1,566 million to $1,812 million for the year ended December 31, 2011, as compared to 2010, primarily resulting from

•

an increase of $368 million due to lower tax payments, primarily related to the benefits of accelerated tax depreciation under new tax provisions enacted in 2010 (see Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes for additional information), and

•	a $302 million increase from net collection of counterparty receivables.

These were partially offset by:

•	a $171 million increase in net payment of counterparty payables,

•	a $161 million net increase in spending on fuel inventories, and

•	lower earnings.

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

PSE&G

PSE&G’s operating cash flow increased $765 million from $1,011 million to $1,776 million for the year ended December 31, 2011 as compared to 2010, due primarily to higher earnings combined with

•

an increase of $587 million due to lower tax payments, primarily related to the benefits of accelerated tax depreciation under new tax provisions enacted in 2010 (see Item 8. Financial Statements and Supplementary Data—Note 20. Income Taxes for additional information), and

•	an increase of $273 million due to higher collections of customer receivables,

•	partially offset by a decrease of $108 million in net other working capital.

PSE&G’s operating cash flow increased $54 million from $957 million to $1,011 million for the year ended December 31, 2010 as compared to 2009, due primarily to higher earnings combined with

•	a $142 million increase in depreciation and amortization due to higher collections of securitized costs and amounts related to plant additions,

•	a $102 million net increase in other working capital including increased customer advances, increased collections for TPS and lower injuries and damages, and

•	partially offset by $173 million in lower collections of customer receivables, and $47 million in lower net collection of deferred expenses, primarily the SBC and MTC refund.

Energy Holdings

Energy Holdings’ operating cash flow increased $341 million for the year ended December 31, 2011, as compared to 2010, primarily due to lower tax payments in 2011 related to the absence of lease sale activity in 2011.

Energy Holdings’ operating cash flow increased by $389 million for the year ended December 31, 2010, as compared to 2009. The increase was mainly attributable to lower tax payments in 2010 due to reduced lease sale activity and a $140 million additional tax deposit made with the IRS in June 2009.

Short-Term Liquidity

We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of December 31, 2011 were as follows:

Company/Facility		As of December 31, 2011
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$977	$12	$965
Power	2,625	175	2,450
PSE&G	600	0	600

Total	$4,202	$187	$4,015

As of December 31, 2011, our total credit facility capacity was in excess of our anticipated maximum liquidity requirements through 2012. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities and Note 14. Schedule of Consolidated Debt.

Long-Term Debt Financing

Power has $66 million of 5.00% Pollution Control Notes maturing in March 2012. PSE&G has $300 million of 5.13% Medium Term Notes maturing in September 2012.

For a discussion of our long-term debt transactions during 2011 and into 2012, see Item 8. Financial Statements and Supplementary Data—Note 14. Schedule of Consolidated Debt.

Debt Covenants

Our credit agreements may contain maximum debt to equity ratios and other restrictive covenants and conditions to borrowing. We are currently in compliance with all of our debt covenants. Continued compliance with applicable financial covenants will depend upon our future financial position, level of earnings and cash flows, as to which no assurances can be given.

In addition, under its First and Refunding Mortgage (Mortgage), PSE&G may issue new First and Refunding Mortgage Bonds against previous additions and improvements, provided that its ratio of earnings to fixed charges calculated in accordance with its Mortgage is at least 2 to 1, and/or against retired Mortgage Bonds. As of December 31, 2011, PSE&G’s Mortgage coverage ratio was 4.8 to 1 and the Mortgage would permit up to approximately $2.7 billion aggregate principal amount of new Mortgage Bonds to be issued against additions and improvements to its property.

Default Provisions

Our bank credit agreements and indentures contain various default provisions that could result in the potential acceleration of payment under the defaulting company’s agreement. We have not defaulted under these agreements.

PSEG’s bank credit agreements contain cross default provisions under which events at Power or PSE&G, including payment defaults, bankruptcy events, the failure to satisfy certain final judgments or other events of default under their financing agreements, would each constitute an event of default. Under the bank credit agreements, it would be an event of default if both Power and PSE&G cease to be wholly owned by PSEG.

There are no cross default provisions to affiliates in Power’s or PSE&G’s credit agreements or indentures.

Ratings Triggers

Our debt indentures and credit agreements do not contain any material ‘ratings triggers’ that would cause an acceleration of the required interest and principal payments in the event of a ratings downgrade. However, in the event of a downgrade, any one or more of the affected companies may be subject to increased interest costs on certain bank debt and certain collateral requirements. In the event that we are not able to affirm representations and warranties on credit agreements, lenders would not be required to make loans.

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

Common Stock Dividends

	For the Years Ended December 31,
Dividend Payments on Common Stock	2011	2010	2009
Per Share	$1.37	$1.37	$1.33
in Millions	$693	$693	$673

On February 21, 2012, our Board of Directors approved a $0.3550 per share common stock dividend for the first quarter of 2012. This reflects an indicated annual dividend rate of $1.42 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors may deem relevant.

Credit Ratings

If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In April 2011, S&P published an updated credit opinion which left the ratings for PSEG, Power and PSE&G unchanged and improved their outlooks to positive from stable. In May 2011, Moody’s affirmed its ratings for PSEG, Power and PSE&G. PSE&G’s outlook was improved to positive from stable while the outlooks at PSEG and Power remain at stable. In August 2011, Fitch affirmed its ratings for PSEG, Power and PSE&G and kept all outlooks at stable. In October 2011, S&P published updated research on Power and PSE&G, which left their respective ratings and outlooks unchanged. In December 2011, S&P published updated research on PSEG, which left its ratings and outlook unchanged.

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

Other Comprehensive Income

For the year ended December 31, 2011, we had Other Comprehensive Loss of $181 million on a consolidated basis. Other Comprehensive Loss was due primarily to $80 million of unrealized losses on derivative contracts accounted for as hedges, a $62 million increase in our consolidated liability for pension and postretirement benefits and $39 million of net unrealized losses related to Available-for-Sale Securities.

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

	2012	2013	2014
Power:		Millions
Baseline Maintenance	$330	$185	$175
Environmental/Regulatory	70	95	80
Fossil Growth Opportunities	65	0	0
Nuclear Expansion	75	120	120

Total Power	$540	$400	$375

PSE&G:
Transmission
Reliability Enhancements	$870	$1,165	$1,015
Facility Replacement	115	140	175
Support Facilities	10	15	10
Distribution
Reliability Enhancements	200	75	80
Facility Replacement	265	135	135
Support Facilities	45	40	60
New Business	120	130	130
Environmental/Regulatory	30	30	30
Renewables/EMP	250	60	25

Total PSE&G	$1,905	$1,790	$1,660

Non-Utility Renewables	75	0	0
Other	45	40	30

Total PSEG	$2,565	$2,230	$2,065

Power

Power’s projected expenditures for the various items listed above are primarily comprised of the following:

•	Baseline Maintenance—investments to replace major parts and enhance operational performance.

•	Environmental/Regulatory—investments made in response to environmental, regulatory or legal mandates.

•	Fossil Growth Opportunities—investments associated with potential opportunities to build other new plants, such as peaking facilities.

•	Nuclear Expansion—investments associated with various capital projects at existing facilities to either extend plants’ useful lives or increase operating output.

In 2011, Power made $563 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $194 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear.

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

In 2011, PSE&G made $1,359 million of capital expenditures, including $1,302 million of investment in plant, primarily for transmission and distribution system reliability and $57 million in solar loan investments. This does not include expenditures for certain energy efficiency and renewable programs of $46 million or cost of removal, net of salvage, of $62 million, which are included in operating cash flows.

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

	Total Amount Committed	Less Than 1 Year	2 - 3 Years	4- 5 Years	Over 5 Years
	Millions
Contractual Cash Obligations
Long-Term Recourse Debt Maturities
Power	$2,767	$66	$594	$853	$1,254
PSE&G	4,277	300	1,225	471	2,281
Transition Funding (PSE&G)	895	205	439	251	0
Transition Funding II (PSE&G)	44	11	25	8	0
Long-Term Non-Recourse Project Financing
Energy Holdings (A)	45	1	2	24	18
Interest on Recourse Debt
Power	1,458	141	262	222	833
PSE&G	2,999	216	357	273	2,153
Transition Funding (PSE&G)	136	56	69	11	0
Transition Funding II (PSE&G)	4	2	2	0	0
Interest on Non-Recourse Project Financing
Energy Holdings (A)	14	2	4	4	4
Capital Lease Obligations
PSEG	27	7	14	6	0
Power	6	2	3	1	0
Operating Leases
Power	8	0	1	2	5
PSE&G	50	6	9	5	30
Energy Holdings	9	1	1	0	7
Energy-Related Purchase Commitments
Power	2,694	815	868	795	216

Total Contractual Cash Obligations	$15,433	$1,831	$3,875	$2,926	$6,801

Commercial Commitments
Standby Letters of Credit
Power	$232	$187	$45	$0	$0
Energy Holdings	1	1	0	0	0
Guarantees and Equity Commitments
Energy Holdings	72	72	0	0	0

Total Commercial Commitments	$305	$260	$45	$0	$0

Liability Payments for Uncertain Tax Positions
PSEG	$35	$35	$0	$0	$0
Power	64	64	0	0	0
PSE&G	27	27	0	0	0
Energy Holdings	453	453	0	0	0

(A)	The Energy Holdings non-recourse debt contractual cash obligations exclude any related principal and interest associated with the Dynegy related debt. See Item 8. Financial Statements and Supplementary Data—Note 14. Schedule of Consolidated Debt for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

Power

Power issues guarantees in conjunction with certain of its energy contracts. See Item 8. Financial Statements and Supplementary Data—Note 13. Commitments and Contingent Liabilities for further discussion.

Energy Holdings

We have certain investments that are accounted for under the equity method in accordance GAAP. Accordingly, amounts recorded on the Consolidated Balance Sheets for such investments represent our equity investment, which is increased for our pro-rata share of earnings less any dividend distribution from such investments. One of the companies in which we invest that is accounted for under the equity method has an aggregate $47 million of long-term debt on its Consolidated Balance Sheet. Our pro-rata share of such debt is $24 million. This debt is non-recourse to us. We are generally not required to support the debt service obligations of this company. However, default with respect to this non-recourse debt could result in a loss of invested equity.

Through Energy Holdings, we have investments in leveraged leases that are accounted for in accordance with GAAP—Accounting for Leases. Leveraged lease investments generally involve three parties: an owner/lessor, a creditor and a lessee. In a typical leveraged lease financing, the lessor purchases an asset to be leased. The purchase price is typically financed 80% with debt provided by the creditor and the balance comes from equity funds provided by the lessor. The creditor provides long-term financing to the transaction secured by the property subject to the lease. Such long-term financing is non-recourse to the lessor and is not presented on our Consolidated Balance Sheets. In the event of default, the leased asset, and in some cases the lessee, secures the loan. As a lessor, Energy Holdings has ownership rights to the property and rents the property to the lessees for use in their business operations. For additional information, see Item 8. Financial Statements and Supplementary Data—Note 7. Long-Term Investments.

In the event that collectability of the minimum lease payments to be received by Energy Holdings is no longer reasonably assured, the accounting treatment for some of the leases may change. In such cases, Energy Holdings may deem that a lessee has a high probability of defaulting on the lease obligation, and would reclassify the lease from a leveraged lease to an operating lease and would consider the need to record an impairment of its investment. Should this event occur, the fair value of the underlying asset and the associated debt would be recorded on the Consolidated Balance Sheets instead of the net equity investment in the lease.

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

Assumption	2011	2010	2009
Discount Rate	5.00%	5.51%	5.91%
Rate of Return on Plan Assets	8.50%	8.50%	8.75%

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

Based on the above assumptions, we have estimated net periodic pension expense of approximately $119 million, net of amounts capitalized, and contributions of up to $124 million in 2012.

Effect if Different Assumptions Used: As part of the business planning process, we have modeled future costs assuming an 8.00% rate of return and a 5.00% discount rate for 2012, a 5.25% discount rate for 2013 and a 5.50% discount rate for 2014 and beyond. Actual future pension expense and funding levels will depend on future investment performance, changes in discount rates, market conditions, funding levels relative to our projected benefit obligation and accumulated benefit obligation and various other factors related to the populations participating in the pension plans.

The following chart reflects the sensitivities associated with a change in certain assumptions. The effects of the assumption changes shown below solely reflect the impact of that specific assumption.

		As of 12/31/2011 Impact on Pension Benefit Obligation	Increase to Pension Expense in 2012
Assumption	Change	Millions
Discount Rate	-1%	$622	$61
Rate of Return on Plan Assets	-1%	$0	$38

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

Effect if Different Assumptions Used: While we believe the resulting tax reserve balances as of December 31, 2011 are appropriately accounted for, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

Hedge and MTM Accounting

Current guidance requires us to recognize the fair value of derivative instruments, not designated as normal purchases or normal sales, at their fair value on the balance sheet. Many non-trading contracts qualify for normal purchases and normal sales exemption and are accounted for upon settlement.

Assumptions and Approach Used: In general, the fair value of our derivative instruments is determined by reference to quoted market prices from contracts listed on exchanges or from brokers. Some of these derivative contracts are long-term and rely on forward price quotations over the entire duration of the derivative contracts.

For a small number of contracts where quoted market prices are not available, we utilize mathematical models that rely on historical data to develop forward pricing information in the determination of fair value. Because the determination of fair value using such models is subject to significant assumptions and estimates, we developed reserve policies that are consistently applied to model-generated results to determine reasonable estimates of the fair value to record in the financial statements.

We have entered into various derivative instruments to manage risk from changes in commodity prices and interest rates. In accordance with our hedging strategy, derivatives that are hedging these risks and qualify are designated as either cash flow hedges or fair value hedges. For derivatives designated as hedges, the change in the value of a derivative instrument is measured against the offsetting change in the value of the underlying contract, anticipated transaction or other business condition that the derivative instrument is intended to hedge. This is known as the measure of hedge effectiveness. Changes in the fair value of the effective portion of a derivative instrument designated as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of the effective portion of derivative instruments designated as cash flow hedges, are reported in Accumulated Other Comprehensive Income (Loss), net of tax, or as a Regulatory Asset (Liability), as applicable, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current period earnings. During periods of extreme price volatility, there will be significant changes in the value recorded in Accumulated Other Comprehensive Income (Loss).

For our wholesale energy business, many of the forward sale, forward purchase, option and other contracts are derivative instruments that hedge commodity price risk, but do not meet the requirements for either cash flow or fair value hedge accounting. The changes in value of such derivative contracts are marked to market through earnings as the related commodity prices fluctuate. As a result, our earnings may experience significant fluctuations depending on the volatility of commodity prices.

Effect if Different Assumptions Used: Any significant changes to the fair market values of our derivatives instruments could result in a material change in the value of the assets or liabilities recorded on our Consolidated Balance Sheets and could result in a material change to the unrealized gains or losses recorded in our Consolidated Statements of Operations.

For additional information regarding Derivative Financial Instruments, see Item 8. Financial Statements and Supplementary Data—Note 16. Financial Risk Management Activities.

Lease Investments

Our Investments in Leases, included in Long-Term Investments on our Consolidated Balance Sheets, are comprised of Lease Receivables (net of non-recourse debt), the estimated residual value of leased assets, and unearned and deferred income. A significant portion of the estimated residual value of leased assets is related to merchant power plants leased to other energy companies. See Item 8. Financial Statements and Supplementary Data – Note 7. Long-Term Investments, and Note 8. Financing Receivables.

Assumptions and Approach Used: Residual values are the estimated values of the leased assets at the end of the respective lease terms. The estimated values are calculated by discounting the cash flows related to the leased assets after the lease term. For the merchant power plants, the estimated discounted cash flows are dependent upon various assumptions, including:

•	estimated forward power and capacity prices in the years after the lease;

•	related prices of fuel for the plants;

•	dispatch rates for the plants;

•	future capital expenditures required to maintain the plants;

•	future operation and maintenance expenses, and

•	discount rates.

Residual valuations are performed annually for each plant subject to lease using specific assumptions tailored to each plant. Those annual valuations are compared to the recorded residual values to determine if an impairment is warranted.

Effect if Different Assumptions Used: A significant change to the assumptions, such as a large decrease in near-term power prices that affects the market’s view of long-term power prices, could result in an impairment of one or more of the residual values, but not necessarily to all of the residual values. However, if, because of changes in assumptions, all the residual values related to the merchant energy plants were deemed to be zero, we would recognize an after-tax charge to income of approximately $170 million.

NDT Fund

Our NDT Funds is comprised of both debt and equity securities. The assets in the NDT Fund are classified as available-for-sale securities and are marked to market with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss) unless securities with such unrealized losses are deemed to be other-than-temporarily-impaired. Realized gains, losses and dividend and interest income are recorded in our Consolidated Statements of Operations as Other Income and Other Deductions. Unrealized losses that are deemed to be other-than-temporarily-impaired are charged against earnings rather than Accumulated Other Comprehensive Income (Loss) and reflected as a separate line in the Consolidated Statement of Operations.

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

Nuclear Decommissioning AROs

AROs related to the future decommissioning of Power’s nuclear facilities comprised 92% of Power’s total AROs as of December 31, 2011. Power determines its AROs for its nuclear units by assigning probability weighting to various discounted cash flow outcomes for each of its nuclear units that incorporate the assumptions above as well as:

•	license renewals;

•	early shutdown;

•	safe storage for a period of time after retirement; and

•	recovery from the Federal government of costs incurred for spent nuclear fuel.

Effect if Different Assumptions Used: Changes in the assumptions could result in a material change in the ARO balance sheet obligation and the period over which we accrete to the ultimate liability. For example, a 1% decrease in the discount rate used at December 31, 2009 would result in a $104 million increase in the Nuclear ARO as of December 31, 2011. A 1% increase in the inflation rate used at December 31, 2009 would result in a $188 million increase in the Nuclear ARO as of December 31, 2011. Also, if we did not assume that we would recover from the federal government the costs incurred for spent nuclear fuel, the Nuclear ARO would increase by $76 million at December 31, 2011. These changes would not have a material impact on net income in 2012.

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

As of December 31, 2011, there was no trading VaR since we discontinued trading activities in the second quarter of 2011. As of December 31, 2010, trading VaR was $1 million.

For the Year Ended December 31, 2011	Trading VaR	Non-Trading MTM VaR
	Millions
95% Confidence Level,
Loss could exceed VaR one day in 20 days
Period End	$0	$16
Average for the Period	$0	$9
High	$2	$19
Low	$0	$4
99.5% Confidence Level,
Loss could exceed VaR one day in 200 days
Period End	$0	$25
Average for the Period	$1	$14
High	$3	$30
Low	$0	$7

Interest Rates

We are subject to the risk of fluctuating interest rates in the normal course of business. We manage interest rate risk by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, we use a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.

As of December 31, 2011, a hypothetical 10% increase in market interest rates would result in

•	less than $1 million of additional annual interest costs related to both the current and long-term portion of long-term debt, and

•	a $200 million decrease in the fair value of debt, including a $72 million decrease at Power and a $127 million decrease at PSE&G.

Debt and Equity Securities

We have $4.0 billion of assets in our pension plan trusts. Although fluctuations in market prices of securities within this portfolio do not directly affect our earnings in the current period, changes in the value of these investments could affect

•	our future contributions to these plans,

•	our financial position if our accumulated benefit obligation under our pension plans exceeds the fair value of the pension trust funds, and

•	future earnings, as we could be required to adjust pension expense and the assumed rate of return.

The NDT Fund is comprised of both fixed income and equity securities totaling $1.3 billion as of December 31, 2011. As of December 31, 2011, the portfolio includes $685 million of equity securities and $640 million in fixed income securities. The fair market value of the assets in the NDT Fund will fluctuate primarily depending upon the performance of equity markets. As of December 31, 2011, a hypothetical 10% change in the equity market would impact the value of the equity securities in the NDT Fund by approximately $69 million.

We use duration to measure the interest rate sensitivity of the fixed income portfolio. Duration is a summary statistic of the effective average maturity of the fixed income portfolio. The benchmark for the fixed income component of the NDT Fund currently has a duration of 4.95 years and a yield of 2.97%. The portfolio’s value will appreciate or depreciate by the duration with a 1% change in interest rates. As of December 31, 2011, a hypothetical 1% increase in interest rates would result in a decline in the market value for the fixed income portfolio of approximately $32 million.

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

Energy Holdings also has credit risk related to its investments in leases, totaling $165 million, which is net of deferred taxes of $716 million, as of December 31, 2011. These investments are primarily leveraged leases concentrated in the United States energy industry. See Item 8. Financial Statements and Supplementary Data -Note 8. Financing Receivables for counterparties’ credit ratings and other information. The credit exposure to the lessees is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverages are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a temporary market downturn or degradation in operating performance of the leased assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Public Service Enterprise Group Incorporated:

We have audited the accompanying consolidated balance sheets of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(a). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Board of Directors of

PSEG Power LLC:

We have audited the accompanying consolidated balance sheets of PSEG Power LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, member’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(b). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Stockholder and Board of Directors of

Public Service Electric and Gas Company:

We have audited the accompanying consolidated balance sheets of Public Service Electric and Gas Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(B)(c). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 27, 2012

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

	For The Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$11,079	$11,793	$12,035
OPERATING EXPENSES
Energy Costs	4,747	5,261	5,433
Operation and Maintenance	2,481	2,504	2,534
Depreciation and Amortization	976	955	819
Taxes Other Than Income Taxes	133	136	133

Total Operating Expenses	8,337	8,856	8,919

OPERATING INCOME	2,742	2,937	3,116
Income from Equity Method Investments	4	4	17
Other Income	220	221	246
Other Deductions	(85)	(63)	(161)
Other-Than-Temporary Impairments	(22)	(11)	(61)
Interest Expense	(475)	(472)	(521)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,384	2,616	2,636
Income Tax (Expense) Benefit	(977)	(1,059)	(1,042)

INCOME FROM CONTINUING OPERATIONS	1,407	1,557	1,594
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $(51), $(8) and $(2) for the years ended 2011, 2010 and 2009, respectively	96	7	(2)

NET INCOME	$1,503	$1,564	$1,592

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,949	505,985	505,986

DILUTED	506,982	507,045	507,064

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$2.78	$3.08	$3.15

NET INCOME	$2.97	$3.09	$3.15

DILUTED
INCOME FROM CONTINUING OPERATIONS	$2.77	$3.07	$3.14

NET INCOME	$2.96	$3.08	$3.14

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$1.37	$1.37	$1.33

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$834	$280
Accounts Receivable, net of allowances of $56 and $68 in 2011 and 2010, respectively	967	1,387
Tax Receivable	16	689
Unbilled Revenues	289	400
Fuel	685	666
Materials and Supplies, net	367	359
Prepayments	308	204
Derivative Contracts	156	182
Assets of Discontinued Operations	0	564
Deferred Income Taxes	0	43
Regulatory Assets	167	155
Other	122	122

Total Current Assets	3,911	5,051

PROPERTY, PLANT AND EQUIPMENT	25,080	23,272
Less: Accumulated Depreciation and Amortization	(7,231)	(6,882)

Net Property, Plant and Equipment	17,849	16,390

NONCURRENT ASSETS
Regulatory Assets	3,805	3,736
Regulatory Assets of Variable Interest Entities (VIEs)	925	1,128
Long-Term Investments	1,303	1,623
Nuclear Decommissioning Trust (NDT) Funds	1,349	1,363
Other Special Funds	172	160
Goodwill	16	16
Other Intangibles	131	136
Derivative Contracts	106	79
Restricted Cash of VIEs	22	21
Other	232	206

Total Noncurrent Assets	8,061	8,468

TOTAL ASSETS	$29,821	$29,909

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year (includes $50 at fair value as of December 31, 2011)	$417	$915
Securitization Debt of VIEs Due Within One Year	216	206
Commercial Paper and Loans	0	64
Accounts Payable	1,184	1,176
Derivative Contracts	131	103
Accrued Interest	97	108
Accrued Taxes	30	49
Deferred Income Taxes	170	0
Clean Energy Program	214	195
Obligation to Return Cash Collateral	107	104
Regulatory Liabilities	100	174
Liabilities of Discontinued Operations	0	72
Other	291	319

Total Current Liabilities	2,957	3,485

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,458	5,129
Regulatory Liabilities	228	285
Regulatory Liabilities of VIEs	9	8
Asset Retirement Obligations	489	461
Other Postretirement Benefit (OPEB) Costs	1,127	967
Accrued Pension Costs	734	788
Clean Energy Program	39	235
Environmental Costs	643	669
Derivative Contracts	26	22
Long-Term Accrued Taxes	292	248
Other	86	152

Total Noncurrent Liabilities	9,131	8,964

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,694	6,834
Securitization Debt of VIEs	723	939
Project Level, Non-Recourse Debt	44	46

Total Long-Term Debt	7,461	7,819

STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2011 and 2010—533,556,660 shares	4,823	4,807
Treasury Stock, at cost, 2011—27,611,374 shares; 2010—27,582,437 shares	(601)	(593)
Retained Earnings	6,385	5,575
Accumulated Other Comprehensive Loss	(337)	(156)

Total Common Stockholders’ Equity	10,270	9,633
Noncontrolling Interest	2	8

Total Stockholders’ Equity	10,272	9,641

Total Capitalization	17,733	17,460

TOTAL LIABILITIES AND CAPITALIZATION	$29,821	$29,909

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,503	$1,564	$1,592
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(122)	0	0
Depreciation and Amortization	982	974	838
Amortization of Nuclear Fuel	153	136	121
Provision for Deferred Income Taxes (Other than Leases) and ITC	811	1,106	326
Non-Cash Employee Benefit Plan Costs	175	315	347
Lease Transaction Reserves, net of tax	170	0	(29)
Net (Gain) Loss on Lease Investments	(55)	(56)	(167)
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(55)	(336)	(678)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(165)	50	25
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	43	(36)	(32)
Over (Under) Recovery of Societal Benefits Charge (SBC)	(96)	(123)	4
Market Transition Charge Refund	(61)	84	0
Cost of Removal	(62)	(58)	(54)
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(117)	(106)	(50)
Net Change in Tax Receivable	673	(689)	0
Net Change in Certain Current Assets and Liabilities	247	(221)	221
Employee Benefit Plan Funding and Related Payments	(508)	(508)	(446)
Other	41	68	(163)

Net Cash Provided By (Used In) Operating Activities	3,557	2,164	1,855

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,083)	(2,160)	(1,794)
Proceeds from Sale of Discontinued Operations	687	0	0
Proceeds from the Sale of Capital Leases and Investments	179	496	880
Proceeds from Sales of Available-for-Sale Securities	1,355	1,116	1,769
Investments in Available-for-Sale Securities	(1,386)	(1,140)	(1,798)
Restricted Funds	0	(2)	116
Other	(21)	21	35

Net Cash Provided By (Used In) Investing Activities	(1,269)	(1,669)	(792)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(64)	(466)	511
Issuance of Long-Term Debt	794	1,728	459
Redemption of Long-Term Debt	(1,514)	(775)	(820)
Repayment of Non-Recourse Debt	(1)	(32)	(286)
Redemption of Securitization Debt	(206)	(197)	(187)
Premium Paid on Debt Exchange/Redemption	(17)	(18)	(36)
Cash Dividends Paid on Common Stock	(693)	(693)	(673)
Redemption of Preferred Securities	0	(80)	0
Other	(33)	(32)	(2)

Net Cash Provided By (Used In) Financing Activities	(1,734)	(565)	(1,034)

Net Increase (Decrease) in Cash and Cash Equivalents	554	(70)	29
Cash and Cash Equivalents at Beginning of Period	280	350	321

Cash and Cash Equivalents at End of Period	$834	$280	$350

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(219)	$1,070	$1,364
Interest Paid, Net of Amounts Capitalized	$479	$444	$500

See Notes to Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Millions

	Common Stockholders’ Equity						Noncontrolling
	Common Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shs.	Amount	Shs.	Amount			Interest	Total
Balance as of January 1, 2009	534	$4,756	(28)	$(581)	$3,773	$(177)	$11	$7,782

Net Income	0	0	0	0	1,592	0	0	1,592
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $93	0	0	0	0	0	94	0	94
Change in Fair Value of Derivative Instruments, net of tax of $245	0	0	0	0	0	356	0	356
Reclassification Adjustments for Net Amounts included in Net Income, net of tax of $(240)	0	0	0	0	0	(348)	0	(348)
Pension/OPEB adjustment, net of tax of $(25)	0	0	0	0	0	(29)	0	(29)

Other Comprehensive Income								73

Comprehensive Income								1,665
Adoption of Accounting Guidance for Non-Credit Losses	0	0	0	0	12	(12)	0	0
Cash Dividends on Common Stock	0	0	0	0	(673)	0	0	(673)
Noncontrolling Interest in Losses of Consolidated Entity	0	0	0	0	0	0	(1)	(1)
Other	0	32	0	(7)	0	0	0	25

Balance as of December 31, 2009	534	$4,788	(28)	$(588)	$4,704	$(116)	$10	$8,798

Net Income	0	0	0	0	1,564	0	0	1,564
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $12	0	0	0	0	0	6	0	6
Change in Fair Value of Derivative Instruments, net of tax of $42	0	0	0	0	0	60	0	60
Reclassification Adjustments for Net Amounts included in Net Income, net of tax of $(90)	0	0	0	0	0	(129)	0	(129)
Pension/OPEB adjustment, net of tax of $18	0	0	0	0	0	23	0	23

Other Comprehensive Income (Loss)								(40)

Comprehensive Income								1,524
Cash Dividends on Common Stock	0	0	0	0	(693)	0	0	(693)
Noncontrolling Interest in Losses of Consolidated Entity	0	0	0	0	0	0	(2)	(2)
Other	0	19	0	(5)	0	0	0	14

Balance as of December 31, 2010	534	$4,807	(28)	$(593)	$5,575	$(156)	$8	$9,641

Net Income	0	0	0	0	1,503	0	0	1,503
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $(43)	0	0	0	0	0	(39)	0	(39)
Change in Fair Value of Derivative Instruments, net of tax of $33	0	0	0	0	0	47	0	47
Reclassification Adjustments for Net Amounts included in Net Income, net of tax of $(87)	0	0	0	0	0	(127)	0	(127)
Pension/OPEB adjustment, net of tax of $(44)	0	0	0	0	0	(62)	0	(62)

Other Comprehensive Income (Loss)								(181)

Comprehensive Income								1,322
Cash Dividends on Common Stock	0	0	0	0	(693)	0	0	(693)
Noncontrolling Interest in Losses of Consolidated Entity	0	0	0	0	0	0	(6)	(6)
Other	0	16	0	(8)	0	0	0	8

Balance as of December 31, 2011	534	$4,823	(28)	$(601)	$6,385	$(337)	$2	$10,272

See Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

	For The Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$6,143	$6,558	$6,772
OPERATING EXPENSES
Energy Costs	3,046	3,374	3,462
Operation and Maintenance	1,102	1,046	1,045
Depreciation and Amortization	224	175	184

Total Operating Expenses	4,372	4,595	4,691

OPERATING INCOME	1,771	1,963	2,081
Other Income	190	170	233
Other Deductions	(79)	(53)	(135)
Other-Than-Temporary Impairments	(20)	(9)	(60)
Interest Expense	(175)	(157)	(161)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,687	1,914	1,958
Income Tax (Expense) Benefit	(685)	(778)	(767)

INCOME FROM CONTINUING OPERATIONS	1,002	1,136	1,191
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $(51), $(8) and $(2) for the years ended 2011, 2010 and 2009, respectively	96	7	(2)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$1,098	$1,143	$1,189

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12	$11
Accounts Receivable	267	511
Accounts Receivable—Affiliated Companies, net	381	782
Short-Term Loan to Affiliate	907	398
Fuel	685	666
Materials and Supplies, net	272	269
Derivative Contracts	139	163
Prepayments	24	80
Assets of Discontinued Operations	0	564

Total Current Assets	2,687	3,444

PROPERTY, PLANT AND EQUIPMENT	9,191	8,643
Less: Accumulated Depreciation and Amortization	(2,460)	(2,301)

Net Property, Plant and Equipment	6,731	6,342

NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Funds	1,349	1,363
Goodwill	16	16
Other Intangibles	131	130
Other Special Funds	33	32
Derivative Contracts	55	42
Long-Term Accrued Taxes	0	16
Other	85	67

Total Noncurrent Assets	1,669	1,666

TOTAL ASSETS	$11,087	$11,452

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$66	$650
Accounts Payable	541	643
Derivative Contracts	124	91
Deferred Income Taxes	53	64
Accrued Interest	32	40
Liabilities of Discontinued Operations	0	72
Other	86	91

Total Current Liabilities	902	1,651

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,266	1,146
Asset Retirement Obligations	259	242
Other Postretirement Benefit (OPEB) Costs	180	151
Derivative Contracts	24	22
Accrued Pension Costs	236	253
Long-Term Accrued Taxes	8	0
Other	83	155

Total Noncurrent Liabilities	2,056	1,969

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)

LONG-TERM DEBT
Total Long-Term Debt	2,685	2,805

MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,678	4,080
Accumulated Other Comprehensive Loss	(276)	(95)

Total Member’s Equity	5,444	5,027

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,087	$11,452

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,098	$1,143	$1,189
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	(122)	0	0
Depreciation and Amortization	231	194	203
Amortization of Nuclear Fuel	153	136	121
Provision for Deferred Income Taxes and ITC	231	650	133
Interest Accretion on Asset Retirement Obligation	18	18	27
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	(165)	50	25
Loss on Early Extinguishment of Debt	17	0	0
Non-Cash Employee Benefit Plan Costs	41	71	76
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(117)	(106)	(50)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(26)	135	97
Margin Deposit	49	(91)	(31)
Accounts Receivable	197	(105)	109
Accounts Payable	(154)	17	(115)
Accounts Receivable/Payable-Affiliated Companies, net	459	(386)	75
Other Current Assets and Liabilities	30	(66)	(27)
Employee Benefit Plan Funding and Related Payments	(129)	(132)	(114)
Other	1	38	(60)

Net Cash Provided By (Used In) Operating Activities	1,812	1,566	1,658

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(757)	(825)	(869)
Settlement of Spent Nuclear Fuel Claim	0	16	47
Proceeds from Sale of Discontinued Operations	687	0	0
Proceeds from Sales of Available-for-Sale Securities	1,355	989	1,769
Investments in Available-for-Sale Securities	(1,380)	(1,013)	(1,798)
Short-Term Loan—Affiliated Company, net	(509)	(398)	55
Restricted Funds	0	2	115
Other	26	24	29

Net Cash Provided By (Used In) Investing Activities	(578)	(1,205)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Recourse Long-Term Debt	544	594	209
Contributed Capital	0	0	230
Cash Dividend Paid	(500)	(549)	(940)
Redemption of Long-Term Debt	(1,250)	(248)	(294)
Redemption of Non-Recourse Long-Term Debt	0	0	(280)
Short-Term Loan—Affiliated Company, net	0	(194)	194
Cash Payment on Debt Redemption/Exchange	(17)	(13)	(101)
Other	(10)	(4)	0

Net Cash Provided By (Used In) Financing Activities	(1,233)	(414)	(982)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(53)	24
Cash and Cash Equivalents at Beginning of Period	11	64	40

Cash and Cash Equivalents at End of Period	$12	$11	$64

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$171	$539	$584
Interest Paid, Net of Amounts Capitalized	$176	$151	$160

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PSEG POWER LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

Millions

	Contributed Capital	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2009	$2,202	$(986)	$3,225	$(119)	$4,322

Net Income	0	0	1,189	0	1,189
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $89	0	0	0	88	88
Change in Fair Value of Derivative Instruments, net of tax of $247	0	0	0	358	358
Reclassification Adjustments for Net Amount included in Net Income, net of tax of $(242)	0	0	0	(350)	(350)
Pension/OPEB adjustment, net of tax of $(21)	0	0	0	(26)	(26)

Other Comprehensive Income					70

Comprehensive Income					1,259
Non-Cash Return of Capital Related to Debt Exchange	(404)	0	0	0	(404)
Adoption of Accounting Guidance for Non-Credit Losses, net of tax	0	0	12	(12)	0
Contributed Capital	230	0	0	0	230
Cash Dividends Paid	0	0	(940)	0	(940)

Balance as of December 31, 2009	$2,028	$(986)	$3,486	$(61)	$4,467

Net Income	0	0	1,143	0	1,143
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $17	0	0	0	15	15
Change in Fair Value of Derivative Instruments, net of tax of $42	0	0	0	60	60
Reclassification Adjustments for Net Amount included in Net Income, net of tax of $(90)	0	0	0	(129)	(129)
Pension/OPEB adjustment, net of tax of $15	0	0	0	21	21
Other	0	0	0	(1)	(1)

Other Comprehensive Income					(34)

Comprehensive Income					1,109
Cash Dividends Paid	0	0	(549)	0	(549)

Balance as of December 31, 2010	$2,028	$(986)	$4,080	$(95)	$5,027

Net Income	0	0	1,098	0	1,098
Other Comprehensive Income (Loss), net of tax:
Available-for-Sale Securities, net of tax of $(45)	0	0	0	(42)	(42)
Change in Fair Value of Derivative Instruments, net of tax of $33	0	0	0	47	47
Reclassification Adjustments for Net Amount included in Net Income, net of tax of $(87)	0	0	0	(127)	(127)
Pension/OPEB adjustment, net of tax of $(40)	0	0	0	(59)	(59)

Other Comprehensive Income					(181)

Comprehensive Income					917
Cash Dividends Paid	0	0	(500)	0	(500)

Balance as of December 31, 2011	$2,028	$(986)	$4,678	$(276)	$5,444

See disclosures regarding PSEG Power LLC included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

	For The Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$7,326	$7,869	$8,243
OPERATING EXPENSES
Energy Costs	3,951	4,655	5,170
Operation and Maintenance	1,372	1,442	1,474
Depreciation and Amortization	719	750	608
Taxes Other Than Income Taxes	133	136	133

Total Operating Expenses	6,175	6,983	7,385

OPERATING INCOME	1,151	886	858
Other Income	25	26	8
Other Deductions	(4)	(3)	(3)
Other-Than-Temporary Impairments	(1)	0	0
Interest Expense	(310)	(318)	(312)

INCOME BEFORE INCOME TAXES	861	591	551
Income Tax (Expense) Benefit	(340)	(232)	(226)

NET INCOME	521	359	325
Preferred Stock Dividends	0	(1)	(4)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$521	$358	$321

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$143	$245
Accounts Receivable, net of allowances of $56 in 2011 and $67 in 2010, respectively	691	832
Tax Receivable	16	0
Unbilled Revenues	289	400
Materials and Supplies	94	90
Prepayments	117	117
Regulatory Assets	167	155
Other	21	19

Total Current Assets	1,538	1,858

PROPERTY, PLANT AND EQUIPMENT	15,306	14,068
Less: Accumulated Depreciation and Amortization	(4,539)	(4,326)

Net Property, Plant and Equipment	10,767	9,742

NONCURRENT ASSETS
Regulatory Assets	3,805	3,736
Regulatory Assets of VIEs	925	1,128
Long-Term Investments	280	230
Other Special Funds	57	54
Derivative Contracts	4	17
Restricted Cash of VIEs	22	21
Other	89	87

Total Noncurrent Assets	5,182	5,273

TOTAL ASSETS	$17,487	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED BALANCE SHEETS

Millions

	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$300	$264
Securitization Debt of VIEs Due Within One Year	216	206
Accounts Payable	498	406
Accounts Payable—Affiliated Companies, net	280	85
Accrued Interest	65	65
Clean Energy Program	214	195
Derivative Contracts	7	12
Deferred Income Taxes	32	19
Obligation to Return Cash Collateral	107	104
Regulatory Liabilities	100	174
Other	186	229

Total Current Liabilities	2,005	1,759

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,675	3,127
Other Postretirement Benefit (OPEB) Costs	900	770
Accrued Pension Costs	355	377
Regulatory Liabilities	228	285
Regulatory Liabilities of VIEs	9	8
Clean Energy Program	39	235
Environmental Costs	592	617
Asset Retirement Obligations	226	216
Long-Term Accrued Taxes	83	74
Other	35	23

Total Noncurrent Liabilities	6,142	5,732

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 13)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	3,970	4,019
Securitization Debt of VIEs	723	939

Total Long-Term Debt	4,693	4,958

STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2011 and 2010—132,450,344 shares	892	892
Contributed Capital	420	420
Basis Adjustment	986	986
Retained Earnings	2,347	2,126
Accumulated Other Comprehensive Income	2	0

Total Stockholder’s Equity	4,647	4,424

Total Capitalization	9,340	9,382

TOTAL LIABILITIES AND CAPITALIZATION	$17,487	$16,873

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	For The Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$521	$359	$325
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	719	750	608
Provision for Deferred Income Taxes and ITC	571	444	194
Non-Cash Employee Benefit Plan Costs	118	217	236
Cost of Removal	(62)	(58)	(54)
Market Transition Charge (MTC) Refund	(61)	84	0
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	43	(36)	(32)
Over (Under) Recovery of SBC	(96)	(123)	4
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	252	(21)	152
Materials and Supplies	(4)	(20)	(9)
Prepayments	0	(31)	(41)
Net Change in Tax Receivable	(16)	0	0
Accounts Receivable/Payable-Affiliated Companies, net	197	(286)	(62)
Other Current Assets and Liabilities	(40)	68	(34)
Employee Benefit Plan Funding and Related Payments	(330)	(327)	(288)
Other	(36)	(9)	(42)

Net Cash Provided By (Used In) Operating Activities	1,776	1,011	957

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(1,302)	(1,257)	(855)
Proceeds from Sales of Available-for-Sale Securities	0	54	1
Investments in Available-for-Sale Securities	0	(54)	(1)
Solar Loan Investments	(51)	(27)	(43)
Other	(1)	4	5

Net Cash Provided By (Used In) Investing Activities	(1,354)	(1,280)	(893)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	0	0	(19)
Issuance of Long-Term Debt	250	1,114	250
Redemption of Long-Term Debt	(264)	(400)	(203)
Redemption of Securitization Debt	(206)	(197)	(187)
Redemption of Preferred Securities	0	(80)	0
Contributed Capital	0	0	250
Deferred Issuance Costs	(4)	(10)	(2)
Cash Dividend Paid	(300)	(150)	0
Other	0	(3)	(4)

Net Cash Provided By (Used In) Financing Activities	(524)	274	85

Net Increase (Decrease) In Cash and Cash Equivalents	(102)	5	149
Cash and Cash Equivalents at Beginning of Period	245	240	91

Cash and Cash Equivalents at End of Period	$143	$245	$240

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(514)	$73	$5
Interest Paid, Net of Amounts Capitalized	$297	$294	$299

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

Millions

	Common Stock	Contributed Capital from PSEG	Basis Adjustment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2009	$892	$170	$986	$1,597	$2	$3,647

Net Income	0	0	0	325	0	325
Other Comprehensive Income, net of tax of $2	0	0	0	0	3	3

Comprehensive Income						328

Contributed Capital	0	250	0	0	0	250
Cash Dividends on Preferred Stock	0	0	0	(4)	0	(4)

Balance as of December 31, 2009	$892	$420	$986	$1,918	$5	$4,221

Net Income	0	0	0	359	0	359
Other Comprehensive Income, net of tax of $(3)	0	0	0	0	(5)	(5)

Comprehensive Income					0	354

Cash Dividends on Preferred Stock	0	0	0	(1)	0	(1)
Cash Dividends on Common Stock	0	0	0	(150)	0	(150)

Balance as of December 31, 2010	$892	$420	$986	$2,126	$0	$4,424

Net Income	0	0	0	521	0	521
Other Comprehensive Income, net of tax of $1	0	0	0	0	2	2

Comprehensive Income						523

Cash Dividends on Common Stock	0	0	0	(300)	0	(300)

Balance as of December 31, 2011	$892	$420	$986	$2,347	$2	$4,647

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Public Service Enterprise Group Incorporated, (PSEG) is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

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

Significant Accounting Policies

Principles of Consolidation

Each company consolidates those entities in which it has a controlling interest or is the primary beneficiary. See Note 3. Variable Interest Entities. Entities over which the companies exhibit significant influence, but do not have a controlling interest and/or are not the primary beneficiary, are accounted for under the equity method of accounting. For investments in which significant influence does not exist and the investor is not the primary beneficiary, the cost method of accounting is applied. All significant intercompany accounts and transactions are eliminated in consolidation, except as discussed in Note 23. Related-Party Transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative instruments, not designated as normal purchases or sales, are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with changes of the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are recorded in Accumulated Other Comprehensive Income (Loss) or as a Regulatory Asset (Liability), as applicable, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is included in current period earnings. For derivative contracts that do not qualify as cash flow or fair value hedges or are not designated as normal purchases or sales, changes in fair value are recorded in current period earnings.

Many non-trading contracts qualify for the normal purchases and normal sales exemption and are accounted for upon settlement.

For additional information regarding derivative financial instruments, see Note 16. Financial Risk Management Activities.

Revenue Recognition

The majority of Power’s revenues relate to bilateral contracts, which are accounted for on the accrual basis as the energy is delivered. Power’s revenue also includes changes in the value of non trading energy derivative contracts that are not designated as normal purchases or sales or as cash flow or fair value hedges of other positions. Power records margins from energy trading on a net basis. See Note 16. Financial Risk Management Activities for further discussion.

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

Depreciation and Amortization

Power calculates depreciation on generation-related assets under the straight-line method based on the assets’ estimated useful lives. The estimated useful lives are:

•	general plant assets—3 years to 25 years

•	fossil production assets—10 years to 79 years

•	nuclear generation assets—approximately 60 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	pumped storage facilities—76 years

PSE&G calculates depreciation under the straight-line method based on estimated average remaining lives of the several classes of depreciable property. These estimates are reviewed on a periodic basis and necessary adjustments are made as approved by the BPU or FERC. The depreciation rate stated as a percentage of original cost of depreciable property was as follows:

	2011	2010	2009
	Avg Rate	Avg Rate	Avg Rate
PSE&G Depreciation Rate	2.46%	2.46%	2.44%

Taxes Other Than Income Taxes

Excise taxes, transitional energy facilities assessment (TEFA) and gross receipts tax (GRT) collected from PSE&G’s customers are presented in the financial statements on a gross basis. For the years ended December 31, 2011, 2010 and 2009, combined TEFA and GRT are included in the following captions in the Consolidated Statements of Operations:

	Years Ended December 31,
	2011	2010	2009
		Millions
TEFA and GRT included in:
Operating Revenues	$146	$149	$146
Taxes Other Than Income Taxes	$133	$136	$133

Interest Capitalized During Construction (IDC) and Allowance for Funds Used During Construction (AFUDC)

IDC represents the cost of debt used to finance construction at Power. AFUDC represents the cost of debt and equity funds used to finance the construction of new utility assets at PSE&G. The amount of IDC or AFUDC capitalized as Property, Plant and Equipment is included as a reduction of interest charges or other income for the equity portion. The amounts and average rates used to calculate IDC or AFUDC for the years ended December 31, 2011, 2010 and 2009 are as follows:

			IDC/AFUDC Capitalized
	2011		2010		2009
	Millions	Avg Rate	Millions	Avg Rate	Millions	Avg Rate
Power	$30	5.91%	$78	6.57%	$58	6.78%
PSE&G	$13	6.56%	$7	6.22%	$1	0.88%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

In accordance with accounting guidance, management evaluates long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, could potentially indicate an asset’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis would be performed to determine if an impairment exists. An impairment would result in a reduction of the long-lived asset value through a non-cash charge to earnings.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Accounts Receivable—Allowance for Doubtful Accounts

PSE&G’s accounts receivable are reported in the balance sheet as gross outstanding amounts adjusted for doubtful accounts. The allowance for doubtful accounts reflects PSE&G’s best estimates of losses on the accounts receivable balances. The allowance is based on accounts receivable aging, historical experience, write-off forecasts and other currently available evidence.

Accounts receivable are charged off in the period in which the receivable is deemed uncollectible. Recoveries of accounts receivable are recorded when it is known they will be received.

Materials and Supplies and Fuel

Materials and supplies for Power and Energy Holdings are valued at the lower of average cost or market. Fuel inventory at Power includes the weighted average costs of stored natural gas, coal, fuel oil and propane used to generate power and to satisfy obligations under Power’s gas supply contracts with PSE&G. The costs of fuel, including transportation costs, are included in inventory when purchased and charged at average cost to Energy Costs when used or sold. PSE&G’s materials and supplies are carried at average cost consistent with the rate-making process.

Restricted Funds

PSE&G’s restricted funds represent revenues collected from its retail electric customers that must be used to pay the principal, interest and other expenses associated with the securitization bonds of PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II).

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

Available-for-Sale Securities

These securities are comprised of the Nuclear Decommissioning Trust (NDT) Fund, a master independent external trust account maintained to provide for the costs of decommissioning upon termination of operations of Power’s nuclear facilities and amounts comprising Other Special Funds that are deposited to fund a Rabbi Trust which was established to meet the obligations related to non-qualified pension plans and deferred compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized gains and losses on securities in the NDT Fund are recorded in earnings and unrealized gains and losses on such securities are recorded as a component of Accumulated Other Comprehensive Income (Loss) (except credit loss on debt securities which is recorded in earnings). Securities with unrealized losses that are deemed to be other-than-temporarily impaired are recorded in earnings. See Note 9. Available-for-Sale Securities for further discussion.

Pension and Other Postretirement Benefits (OPEB) Plan Assets

The market-related value of plan assets held for the qualified pension and OPEB plans is equal to the fair value of those assets as of year-end. Fair value is determined using quoted market prices and independent pricing services based upon the security type as reported by the trustee at the measurement dates (December 31) for all plan assets. See Note 12. Pension, OPEB and Savings Plans for further discussion.

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

Reclassifications

During 2011, Power sold its two natural gas combined cycle power plants in Texas that were owned and operated by its subsidiary, PSEG Texas. As a result, amounts related to these plants were reclassified as Discontinued Operations in the financial statements of PSEG and Power for the years ended December 31, 2011, 2010 and 2009. See Note 4. Discontinued Operations and Dispositions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presentation of Comprehensive Income

This accounting standard addressed the presentation of comprehensive income as a step towards achieving convergence between GAAP and IFRS. The updated guidance

•

allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, and

•	eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.

This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2011, the FASB issued an amendment to this standard to indefinitely defer the effective date for some of the specific disclosure requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in GAAP for the presentation of reclassification adjustments must continue to be followed.

We believe that the adoption of the new amended guidance on January 1, 2012 will not have an impact on our consolidated financial position, results of operations or cash flows, but will change the presentation of the components of other comprehensive income.

Disclosures about Offsetting Assets and Liabilities

This accounting standard was issued on balance sheet offsetting disclosures to facilitate comparability between financial statements prepared on the basis of GAAP and financial statements prepared on the basis of IFRS. This standard requires entities:

•	to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position, and

•	to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset.

The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. As this standard requires disclosures only, it will not have any impact on our consolidated financial position, results of operations or cash flows upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Variable Interest Entities (VIEs)

VIEs for which PSE&G is the Primary Beneficiary

PSE&G is the primary beneficiary of and consolidates two marginally capitalized VIEs, Transition Funding and Transition Funding II, which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which is pledged as collateral to the trustee. PSE&G acts as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds are remitted to Transition Funding and Transition Funding II and are used for interest and principal payments on the transition bonds and related costs.

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

PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of December 31, 2011 and 2010. PSE&G considers the risk of actual loss to be remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II in 2011 or 2010. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding and Transition Funding II.

Note 4. Discontinued Operations and Dispositions

Discontinued Operations

Power

In March 2011, Power completed the sale of its 1,000 MW gas-fired Guadalupe generating facility for a total sale price of $352 million, resulting in an after-tax gain of $54 million.

In July 2011, Power completed the sale of its 1,000 MW gas-fired Odessa generating facility for a total sale price of $335 million, resulting in an after-tax gain of $25 million.

PSEG Texas’ operating results for the years ended December 31, 2011, 2010 and 2009, which were reclassified to Discontinued Operations, are summarized below:

	Years Ended December 31,
	2011	2010	2009
	Millions
Operating Revenues	$112	$402	$371
Income Before Income Taxes	$26	$15	$0
Net Income (Loss)	$17	$7	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of PSEG Texas’ assets as of December 31, 2010 are summarized in the following table:

As of December 31,
2010
Millions
Current Assets	$28
Noncurrent Assets	536

Total Assets of Discontinued Operations	$564

Current Liabilities	$28
Noncurrent Liabilities	44

Total Liabilities of Discontinued Operations	$72

Dispositions

Leveraged Leases

For the year ended December, 31, 2011, Energy Holdings sold its leveraged lease investment in an office building in Denver, Colorado for gross proceeds of $215 million. Proceeds net of sales costs were $175 million.

For the year ended December, 31, 2010, Energy Holdings sold its interest in six leveraged leases, including five international leases.

For the year ended December 31, 2009, Energy Holdings sold its interest in fourteen leveraged leases, including twelve international leases.

	Years Ended December 31,
	2011	2010	2009
	Millions
Net Proceeds from Sales	$175	$433	$830
Gain (Loss) on Sales, after-tax	$34	$30	$70

GWF Energy LLC (GWF Energy)

In May 2009, Energy Holdings entered into a Memorandum of Understanding under which it would sell, in two separate transactions, its ownership interest in GWF Energy, an equity method investment, for a total sale price of $70 million. Energy Holdings completed the first stage of the sale in June 2009 for approximately $7 million. Energy Holdings completed the second stage of the sale in September 2010 for approximately $63 million. The total proceeds from both sales approximated the book value of the investment.

Enterprise Group Development Corporation (EGDC)

In December 2010, Energy Holdings sold its EGDC assets in State Street I, II and III for a total sale price of $46 million. The sale resulted in an after-tax gain of $4 million.

PPN Power Generating Company Limited (PPN)

In May 2009, Energy Holdings sold its ownership interest in PPN, which owned and operated a 330 MW generation facility in India for approximately book value.

Other

In May 2009, Energy Holdings sold its 6.5% interest in Midland Cogeneration Venture LP for an after-tax gain of $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment and Jointly-Owned Facilities

Information related to Property, Plant and Equipment as of December 31, 2011 and 2010 is detailed below:

	Power	PSE&G	Other	PSEG Consolidated
	Millions
2011
Generation:
Fossil Production	$6,415	$0	$0	$6,415
Nuclear Production	1,138	0	0	1,138
Nuclear Fuel in Service	774	0	0	774
Other Production-Solar	0	345	89	434
Construction Work in Progress	784	19	0	803

Total Generation	9,111	364	89	9,564

Transmission and Distribution:
Electric Transmission	0	2,441	0	2,441
Electric Distribution	0	6,522	0	6,522
Gas Transmission	0	91	0	91
Gas Distribution	0	4,858	0	4,858
Construction Work in Progress	0	546	0	546
Plant Held for Future Use	0	9	0	9
Other	0	386	0	386

Total Transmission and Distribution	0	14,853	0	14,853

Other	80	89	494	663

Total	$9,191	$15,306	$583	$25,080

	Power	PSE&G	Other	PSEG Consolidated
	Millions
2010
Generation:
Fossil Production	$6,442	$0	$0	$6,442
Nuclear Production	965	0	0	965
Nuclear Fuel in Service	717	0	0	717
Other Production-Solar	0	204	87	291
Construction Work in Progress	441	0	0	441

Total Generation	8,565	204	87	8,856

Transmission and Distribution:
Electric Transmission	0	2,148	0	2,148
Electric Distribution	0	6,208	0	6,208
Gas Transmission	0	91	0	91
Gas Distribution	0	4,684	0	4,684
Construction Work in Progress	0	211	0	211
Plant Held for Future Use	0	5	0	5
Other	0	389	0	389

Total Transmission and Distribution	0	13,736	0	13,736

Other	78	128	474	680

Total	$8,643	$14,068	$561	$23,272

As of December 31, 2011, we had accrued capital expenditures of $132 million and $204 million at Power and PSE&G, respectively. As of December 31, 2010, we had accrued capital expenditures of $111 million and $124 million at Power and PSE&G, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Power and PSE&G have ownership interests in and are responsible for providing their respective shares of the necessary financing for the following jointly-owned facilities. All amounts reflect the share of Power’s and PSE&G’s jointly-owned projects and the corresponding direct expenses are included in the Consolidated Statements of Operations as operating expenses.

	Ownership		Accumulated
December 31, 2011	Interest	Plant	Depreciation
		Millions
Power:
Coal Generating
Conemaugh	23%	$289	$126
Keystone	23%	$381	$117
Nuclear Generating
Peach Bottom	50%	$559	$171
Salem	57%	$807	$211
Nuclear Support Facilities	Various	$171	$27
Pumped Storage Facilities
Yards Creek	50%	$34	$23
Merrill Creek Reservoir	14%	$1	$0

PSE&G:
Transmission Facilities	Various	$152	$61
Linden SNG Plant	90%	$5	$5

	Ownership		Accumulated
December 31, 2010	Interest	Plant	Depreciation
		Millions
Power:
Coal Generating
Conemaugh	23%	$254	$122
Keystone	23%	$376	$107
Nuclear Generating
Peach Bottom	50%	$399	$149
Salem	57%	$770	$225
Nuclear Support Facilities	Various	$135	$21
Pumped Storage Facilities
Yards Creek	50%	$32	$22
Merrill Creek Reservoir	14%	$1	$0

PSE&G:
Transmission Facilities	Various	$148	$61
Linden SNG Plant	90%	$5	$5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Power is a co-owner in the Yards Creek Pumped Storage Generation Facility. Jersey Central Power & Light Company (JCP&L) is also a co-owner and the operator of this facility. JCP&L submits separate capital and Operations and Maintenance budgets, subject to the approval of Power.

Power is a minority owner in the Merrill Creek Reservoir and Environmental Preserve in Warren County, New Jersey. Merrill Creek Reservoir is the owner-operator of this facility. The operator submits separate capital and Operations and Maintenance budgets, subject to the approval of the non-operating owners.

Note 6. Regulatory Assets and Liabilities

As discussed in Note 1. Organization, Basis of Presentation and Summary of Significant Accounting Policies, PSE&G prepares its financial statements in accordance with GAAP accounting for regulated utilities. A regulated utility is required to defer the recognition of costs (a Regulatory Asset) or the recognition of obligations (a Regulatory Liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, PSE&G has deferred certain costs, which will be amortized over various future periods. These costs are deferred based on rate orders issued by the BPU or FERC or PSE&G’s experience with prior rate cases. With the exception of the Storm Damage and Cape May Street Regulatory Assets, all of PSE&G’s Regulatory Assets and Liabilities at December 31, 2011 and 2010 are supported by written rate orders, either explicitly or implicitly through the BPU’s treatment of various cost items.

Regulatory Assets are subject to prudence reviews and can be disallowed in the future by regulatory authorities. PSE&G believes that all of its Regulatory Assets are probable of recovery. To the extent that collection of any Regulatory Assets or payments of Regulatory Liabilities is no longer probable, the amounts would be charged or credited to income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSE&G had the following Regulatory Assets and Liabilities:

	As of December 31,
	2011	2010	Recovery/Refund Period
	Millions
Regulatory Assets
Current:
Non-Utility Generation Charge (NGC)	$0	$66	Annual filing for recovery(1)(2)
Underrecovered Electric Costs—BGS	28	12	Various(1)(2)
Societal Benefits Charges (SBC)	87	74	Annual filing for recovery(1)(2)
Renewables & Energy Efficiency	10	0	Annual filing for recovery(1)(2)
Capital Stimulus Undercollection	21	0	Annual filing for recovery(1)(2)
Gas Weather Normalization Deferral	2	0	Annual filing for recovery(2)
OPEB Costs	19	0	Through December 2012(2)
FERC Formula Rate True-up	0	3	Annual filing for recovery(1)(2)

Total Current Regulatory Assets	$167	$155

Noncurrent
Stranded Costs To Be Recovered	$1,460	$1,776	Through December 2016(1)(2)
Manufactured Gas Plant (MGP) Remediation Costs	635	661	Various(2)
Pension and Other Postretirement	1,280	953	Various
Deferred Income Taxes	393	402	Various
Remediation Adjustment Clause (Other SBC)	92	119	Through 2019(1)(2)
New Jersey Clean Energy Program	253	430	Through February 2013(1)(2)
Gas Contract Mark-to-Market	110	50	Various(1)
OPEB Costs	0	39	Through December 2012(2)
Unamortized Loss on Reacquired Debt and Debt Expense	96	102	Over remaining debt life(1)
Conditional Asset Retirement Obligation	84	72	Various
Repair Allowance Taxes	17	27	Through August 2013(1)(2)
Regulatory Restructuring Costs	8	13	Through August 2013(1)(2)
Gas Margin Adjustment Clause	29	44	Through July 2015(2)
Customer Care System	15	20	Through July 2014
Plant and Regulatory Study Costs	7	9	Through December 2021(2)
Incurred But Not Reported Claim Reserve	15	14	Various
Asbestos Abatement	6	7	Through 2020(2)
Cape May Street Cleanup	9	8	To be determined
Renewables & Energy Efficiency	140	96	Various(2)
Storm Damage	68	8	To be determined
Other	13	14	Various

Total Noncurrent Regulatory Assets	$4,730	$4,864

Total Regulatory Assets	$4,897	$5,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2011	2010	Recovery/Refund Period
	Millions
Regulatory Liabilities
Current:
Market Transition Charge Refund, net	$23	$58	Through June 2012(2)
Deferred Income Taxes	39	46	Various
Overrecovered Gas Costs—BGSS	30	40	Annual filing for recovery(1)(2)
Renewables & Energy Efficiency	2	7	Annual filing for recovery(1)(2)
Excess Cost of Removal	0	11	Recovery ends November 2011
Capital Stimulus Overcollection	0	5	Annual filing for recovery(1)(2)
FERC Formula Rate True-up	1	5	Annual filing for recovery(1)(2)
NGC	5	0	Annual filing for recovery(1)(2)
BGS Retail Adder	0	2	Charge ends June 2011

Current Regulatory Liabilities	$100	$174

Noncurrent:
Electric Cost of Removal	$222	$244	Reduced as cost is incurred
Market Transition Charge Refund, net	0	26	January - June 2012
Gas Weather Normalization Deferral	0	9	Annual filing for recovery(1)(2)
Other	15	14	Various(1)

Total Noncurrent Regulatory Liabilities	$237	$293

Total Regulatory Liabilities	$337	$467

(1)	Recovered/Refunded with interest

(2)	Recoverable/Refundable per specific rate order

All Regulatory Assets and Liabilities are excluded from PSE&G’s rate base unless otherwise noted. The Regulatory Assets and Liabilities in the table above are defined as follows:

•

NGC: Represents the difference between the cost of non-utility generation and the amounts realized from selling that energy at market rates through PJM and ratepayer collections. The BPU instructed PSE&G to transfer the remaining $150 million debit balance for the Market Transition Charge (MTC) from the SBC to the NGC in March 2007.

•	Underrecovered Electric Energy Costs: These costs represent the underrecovered amounts associated with Basic Generation Service (BGS), as approved by the BPU.

•

SBC: The SBC, as authorized by the BPU and the New Jersey Electric Discount and Energy Competition Act (Competition Act), includes costs related to PSE&G’s electric and gas business as follows: 1) the Universal Service Fund; 2) Energy Efficiency and Renewable Energy Programs; 3) Social Programs (electric only) which include electric bad debt expense; and 4) the Remediation Adjustment Clause (RAC) for incurred MGP remediation expenditures. All components accrue interest on both over and underrecoveries.

•	Renewables & Energy Efficiency: These costs are the overrecovered or underrecovered amounts associated with various renewable energy and energy efficiency programs.

•	Capital Stimulus Undercollection/Overcollection: BPU approved collection of costs related to distribution projects.

•	Gas Weather Normalization Deferral: This represents the over or under collection of gas margin refundable or recoverable under the BPU’s weather normalization clause.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	FERC Formula Rate True-up: Over or under collection of transmission earnings calculated using a FERC approved formula.

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

•

Deferred Income Taxes: These amounts represent the portion of deferred income taxes that will be recovered or refunded through future rates, based upon established regulatory practices. The Regulatory Asset is expected to be recovered, without interest, over the period the underlying book-tax timing differences reverse and become current taxes. The Regulatory Liability is expected to be refunded, without interest, within the next twelve months.

•	Remediation Adjustment Clause (Other SBC): Costs incurred to clean up manufactured gas plants which are recovered over seven years.

•

New Jersey Clean Energy Program: The BPU approved future funding requirements for Energy Efficiency and Renewable Energy Programs through 2012. Once the rates are measured, they are recovered through the SBC.

•

Gas Contract Mark-to-Market (MTM): The fair value of gas hedge contracts and gas cogeneration supply contracts. This asset is offset by a derivative liability and an intercompany payable on the Consolidated Balance Sheets.

•	OPEB Costs: Include costs associated with the adoption of accounting guidance for employers’ benefits other than pensions, which were deferred and amortized over fifteen years.

•	Unamortized Loss on Reacquired Debt and Debt Expense: Represents losses on reacquired long-term debt, which are recovered through rates over the remaining life of the debt.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Cape May Street Cleanup: Estimated cost for environmental remediation of a company owned site. Recovery will be sought from the BPU.

•	Storm Damage: Costs incurred in the cleanup of 2010 and 2011 storms for which recovery will be sought from the BPU.

•	Other Regulatory Assets: This includes: 1) Undercollected gas cost of removal; 2) an offset to a liability for future demand side management standard offer spending; and 3) costs related to LCAPP.

•	Market Transition Charge Refund (MTC), net: These costs represent the overrecovered amounts associated with MTC.

•	Overrecovered Gas Costs: These costs represent the overrecovered amounts associated with BGSS, as approved by the BPU. Interest is accrued on overrecovered balances.

•	Excess Cost of Removal: The BPU directed PSE&G to refund $66 million of excess gas cost of removal accruals over a five-year period ending November 2011.

•	BGS Retail Adder: Charge included in the BGS tariff rate to induce customer shopping.

•

Electric Cost of Removal: PSE&G accrues and collects for cost of removal in rates. The liability for non-legally required cost of removal is classified as a Regulatory Liability. This liability is reduced as removal costs are incurred. Accumulated cost of removal is a reduction to the rate base.

•

Other Regulatory Liabilities: This includes: 1) amounts collected from customers in order for Transition Funding to obtain a AAA rating on its transition bonds; 2) third party billing discounts related to the Competition Act; and 3) uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Investments

Long-Term Investments as of December 31, 2011 and 2010 included the following:

	As of December 31,
	2011	2010
	Millions
Power
Partnerships and Corporate Joint Ventures (Equity Method Investments)	$32	$25
PSE&G
Life Insurance and Supplemental Benefits	162	161
Solar Loan Investments	111	62
Other Investments	7	7
Energy Holdings
Leases	881	1,255
Partnerships and Corporate Joint Ventures:
Equity Method Investments (A)	106	105
Cost Method Investments (B)	4	7
Other Investments	0	1

Total Long-Term Investments	$1,303	$1,623

(A)	During the three years ended December 31, 2011, 2010 and 2009, the amount of dividends from these investments was $3 million, $5 million and $10 million, respectively. Energy Holdings’ share of income and cash flow distribution percentages ranged from 40% to 50% as of December 31, 2011.

(B)	Energy Holdings has investments in certain companies in which it does not have the ability to exercise significant influence. Such investments are accounted for under the cost method.

Leases

Energy Holdings has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Consolidated Balance Sheets. As an equity investor, Energy Holdings’ equity investments in the leases are comprised of the total expected lease receivables over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Consolidated Balance Sheets. The table below shows Energy Holdings’ gross and net lease investment as of December 31, 2011 and 2010, respectively. The net investment in leases was comprised of the following:

	As of December 31,
	2011	2010
	Millions
Lease Receivables (net of Non-Recourse Debt)	$763	$896
Estimated Residual Value of Leased Assets	553	905

	1,316	1,801
Unearned and Deferred Income	(435)	(546)

Gross Investments in Leases	881	1,255
Deferred Tax Liabilities	(716)	(899)

Net Investments in Leases	$165	$356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above table does not include $264 million of Gross Investments in Leases to subsidiaries of Dynegy Incorporated (Dynegy) as of December 31, 2011 as Energy Holdings wrote off its fully-reserved gross investment in these leases in December 2011. See Note 8. Financing Receivables for further discussion.

The pre-tax income and income tax effects, excluding gains and losses on sales, related to investments in leases were as follows:

	Years Ended December 31,
	2011	2010	2009
	Millions
Pre-Tax Income (Loss) from Leases	$(228)	$45	$23
Income Tax Expense (Benefit) on Pre-Tax Income from Leases	$(77)	$14	$23

Equity Method Investments

Power and Energy Holdings had the following equity method investments as of December 31, 2011:

		%
Name	Location	Owned
Power
Keystone	PA	23%
Conemaugh	PA	23%
Energy Holdings
Kalaeloa	HI	50%
GWF	CA	50%
Hanford L. P. (Hanford)	CA	50%
Bridgewater	NH	40%
Turboven	Venezuela	50%

Note 8. Financing Receivables

PSE&G

PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with Solar Renewable Energy Certificates (SRECS) generated from the installed solar electric system. The following table reflects the outstanding short and long-term loans by class of customer, none of which would be considered “non-performing.”

Credit Risk Profile Based on Payment Activity
	As of December 31,
Consumer Loans	2011	2010
	Millions
Commercial/Industrial	$106	$62
Residential	10	4

	$116	$66

Energy Holdings

Energy Holdings had a net investment in domestic energy and real estate assets subject primarily to leveraged lease accounting of $165 million and $356 million as of December 31, 2011 and 2010, respectively (See Note 7. Long-Term Investments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. “Not Rated” counterparties relate to investments in leases of commercial real estate properties.

	Lease Receivables, Net of Non-Recourse Debt
	As of December 31,
Counterparties’ Credit Rating (S&P)	2011	2010
	Millions
AAA - AA	$21	$21
A	110	112
BBB - BB	316	316
B - B-	299	430
Not Rated	17	17

	$763	$896

The “B” and “B-” ratings above represent lease receivables underlying coal fired assets in Illinois and Pennsylvania. As of December 31, 2011, the gross investment in the leases of such assets, net of non-recourse debt, was $550 million ($37 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the table below.

		Gross	%		Fuel
Asset	Location	Investment	Owned	Total	Type	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$112	17%	1,711	Coal	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$112	17%	1,711	Coal	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$108	100%	603	Coal	GenOn REMA, LLC

Although all payments of equity rent, debt service and other fees are current, no assurances can be given that all payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges in the process of generating electricity, market prices for fuel and electricity, overall financial condition of lease counterparties and the quality and condition of assets under lease. Of our facilities under lease to GenOn REMA, LLC (GenOn REMA), PSEG believes Keystone has adequate environmental controls installed and Conemaugh has flue gas desulfurization controls and mercury controls, with the final component, selective catalytic reduction (SCR) equipment for Nitrogen Oxide (NOx) scheduled to be installed in 2014.

GenOn REMA’s Shawville facility recently received approval to delay until July 31, 2015, the implementation requirements under a renewed National Pollutant Discharge Elimination System (NPDES) permit to reduce thermal impacts from the plant. Those requirements could include the installation of cooling towers. There are also interim milestones that could trigger regulatory action prior to July 31, 2015 if changes are not made. The lessee is continuing to evaluate the economics of installing cooling towers and other environmental capital expenditures while considering its options under the lease which could include termination for economic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obsolescence. In the event of an early termination for obsolescence, the lessee would be required to pay equal to the difference between the pre-determined termination value ($218 million in December 2011 and declining each month thereafter) as specified in the lease agreement and the proceeds received in connection with the sale of the facility to a third party.

With respect to Edison Mission Energy’s (EME) Midwest Generation leases on the efficient Powerton and Joliet coal units in Illinois, the lessees completed investments in low NOx burners and Selective Non-Catalytic Reduction system and plan to utilize a Trona system to reduce sulfur. EME and these units remain in litigation with the United States Environmental Protection Agency (EPA) and the State of Illinois regarding certain environmental matters, but EME has announced that the above actions should enable compliance with pending environmental rules. The federal district court has dismissed the new source review claims in reference to Powerton and Joliet, but the opacity claims remain active. The EPA and the State of Illinois have appealed this dismissal to the United States Seventh Circuit Court of Appeals. EME is opposing the appeal. EME continues to contest the opacity claims. The federal district court has stayed proceedings in connection with the opacity claims until the appeal is determined.

The credit exposure to the lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, over-collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverage ratios are not met and similar cash flow restrictions if ratings are not maintained at stated levels. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a temporary market downturn or degradation in operating performance of the leased assets. In the event of a default in any of the lease transactions, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities.

As a result of Dynegy’s corporate reorganization in September 2011, Energy Holdings evaluated its likely recovery under the lease arrangements for the Roseton and Danskammer facilities leased to subsidiaries of Dynegy Holdings LLC (DH). Considering the overall value of the underlying assets subject to lease, Energy Holdings fully reserved its $264 million gross investment. This gross charge was reflected as a reduction to third quarter Operating Revenues and resulted in an after-tax charge of approximately $170 million. On November 7, 2011, DH, including the lessee entities in our Danskammer and Roseton leveraged lease transactions (Dynegy leases), filed for relief under Chapter 11 of the Bankruptcy Code. DH filed a Restructuring Support Agreement (RSA) between Dynegy, DH and holders of approximately 40% of DH’s outstanding senior unsecured and subordinated notes and debentures as part of its bankruptcy filings. DH expects the terms of the RSA, which are set forth in DH’s proposed plan of reorganization, to become effective in August 2012 assuming confirmation of its plan of reorganization by the Bankruptcy Court.

On December 13, 2011, Energy Holdings and Dynegy reached a settlement agreement resolving disputes that had arisen between them with regard to DH’s rejection of the Dynegy leases. The settlement agreement assigns to Dynegy our rights to certain future payments or distributions related to the Dynegy leases; it also resolves our claims under our Tax Indemnity Agreement with DH. The terms of the settlement agreement include a cash payment of $7.5 million, which was received on January 4, 2012, and the allowance of a $110 million claim against DH payable through a mix of cash, senior secured notes and mandatorily convertible notes following confirmation of the DH plan of reorganization by the Bankruptcy Court. The Bankruptcy Court approved the settlement agreement and DH’s rejection of the Dynegy leases by an order that became effective on December 30, 2011. The rejection of the leases triggered the reclassification of $30 million of the deferred tax liability to current status. The ultimate amount recognized from our claim could change based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon the final outcome of the Bankruptcy Court’s review of DH’s plan of reorganization and the respective fair values of the securities received pursuant to the plan of reorganization. The amounts received will be reflected as an increase in Operating Revenues.

A Bankruptcy Examiner was appointed on January 11, 2012 to investigate events surrounding Dynegy’s reorganization that it completed prior to the filing of its Chapter 11 petition. The Examiner’s report could impact the potential approval and overall timing of the Court’s review of Dynegy’s plan of reorganization which could impact both the outcome and timing of the realization of our settlement claim.

Upon the effective date of the order authorizing the Dynegy lease rejections, the leases no longer qualified for leveraged lease accounting treatment under GAAP since the lease agreements were effectively terminated. As a result, Energy Holdings wrote off the $264 million gross lease investment against the aforementioned reserve. As the owner of the two plants, Energy Holdings’ lessor entities ceased leveraged lease accounting, and recorded the generation assets and related nonrecourse project debt on their balance sheets at their respective fair values. (See Note 17. Fair Value Measurements) The lessor entities were consolidated by Energy Holdings as of December 31, 2011.

Note 9. Available-for-Sale Securities

NDT Fund

In accordance with NRC regulations, entities owning an interest in nuclear generating facilities are required to determine the costs and funding methods necessary to decommission such facilities upon termination of operation. As a general practice, each nuclear owner places funds in independent external trust accounts it maintains to provide for decommissioning. Power is required to file periodic reports with the NRC demonstrating that the NDT Fund meets the formula-based minimum NRC funding requirements.

Power maintains an external master NDT to fund its share of decommissioning for its five nuclear facilities upon their respective termination of operation. The trust contains two separate funds: a qualified fund and a non-qualified fund. Section 468A of the Internal Revenue Code limits the amount of money that can be contributed into a qualified fund. Power’s share of decommissioning costs related to its five nuclear units was estimated at approximately $2.1 billion, including contingencies. The liability for decommissioning recorded on a discounted basis as of December 31, 2011 was approximately $238 million and is included in the Asset Retirement Obligation. The trust funds are managed by third-party investment advisors who operate under investment guidelines developed by Power.

Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$582	$126	$(23)	$685

Debt Securities
Government Obligations	343	16	0	359
Other Debt Securities	268	15	(2)	281

Total Debt Securities	611	31	(2)	640
Other Securities	24	0	0	24

Total Available-for-Sale Securities	$1,217	$157	$(25)	$1,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$525	$213	$(3)	$735

Debt Securities
Government Obligations	301	6	(4)	303
Other Debt Securities	247	10	(2)	255

Total Debt Securities	548	16	(6)	558
Other Securities	70	0	0	70

Total Available-for-Sale Securities	$1,143	$229	$(9)	$1,363

These amounts do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Consolidated Balance Sheets as shown in the following table.

	As of December 31, 2011	As of December 31, 2010
	Millions
Accounts Receivable	$27	$35
Accounts Payable	$22	$60

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than 12 months and greater than 12 months:

	As of December 31, 2011				As of December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Equity Securities (A)	$183	$(23)	$0	$0	$55	$(3)	$0	$0

Debt Securities
Government Obligations (B)	20	0	3	0	106	(4)	1	0
Other Debt Securities (C)	56	(1)	4	(1)	65	(1)	8	(1)

Total Debt Securities	76	(1)	7	(1)	171	(5)	9	(1)

Other Securities	0	0	0	0	0	0	0	0

Total Available-for-Sale Securities	$259	$(24)	$7	$(1)	$226	$(8)	$9	$(1)

(A)	Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over hundreds of companies with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of December 31, 2011.

(B)	Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of December 31, 2011.

(C)	Debt Securities (Corporate)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2011.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Years Ended December 31,
	2011	2010	2009
	Millions
Proceeds from Sales	$1,355	$958	$1,769

Net Realized Gains:
Gross Realized Gains	$144	$119	$183
Gross Realized Losses	(45)	(39)	(135)

Net Realized Gains	$99	$80	$48

Net realized gains disclosed in the above table were recognized in Other Income and Other Deductions in PSEG’s and Power’s Consolidated Statements of Operations. Net unrealized gains of $66 million (after-tax) are included in Accumulated Other Comprehensive Loss on Power’s Consolidated Balance Sheet as of December 31, 2011.

The available-for-sale debt securities held as of December 31, 2011 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$10
1 - 5 years	132
6 - 10 years	177
11 - 15 years	42
16 - 20 years	14
Over 20 years	265

$640

The cost of these securities was determined on the basis of specific identification.

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2011, other-than-temporary impairments of $19 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rabbi Trust

PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as the “Rabbi Trust.” In August 2010, PSEG revised the asset structure of the Rabbi Trust and realized gains of approximately $31 million as the investments were transitioned to a new asset allocation and investment manager. The new structure resulted in lower investment management fees.

PSEG classifies investments in the Rabbi Trust as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost bases for the securities held in the Rabbi Trust.

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$16	$3	$0	$19
Debt Securities	148	5	0	153

Total PSEG Available-for-Sale Securities	$164	$8	$0	$172

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$16	$2	$0	$18
Debt Securities	142	0	0	142

Total PSEG Available-for-Sale Securities	$158	$2	$0	$160

The Rabbi Trust is invested in commingled indexed mutual funds, in which the shares have the characteristics of equity securities. Due to the commingled nature of these funds, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. In 2011, other-than-temporary impairments of $3 million were recognized on the investments of the Rabbi Trust.

	Years Ended December 31,
	2011	2010	2009
	Millions
Proceeds from Sales	$0	$158	$2

Net Realized Gains (Losses):
Gross Realized Gains	$0	$31	$0
Gross Realized Losses	0	0	(1)

Net Realized Gains (Losses)	$0	$31	$(1)

The cost of these securities was determined on the basis of specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of December 31, 2011	As of December 31, 2010
	Millions
Power	$33	$32
PSE&G	57	54
Other	82	74

Total PSEG Available-for-Sale Securities	$172	$160

Note 10. Goodwill and Other Intangibles

As of each of December 31, 2011 and 2010, Power had goodwill of $16 million related to the Bethlehem Energy Center. Power conducted an annual review for goodwill impairment as of October 31, 2011 and concluded that goodwill was not impaired. No events occurred subsequent to that date which would require a further review of goodwill for impairment.

In addition to goodwill, as of December 31, 2011 and 2010, Power had intangible assets of $131 million and $130 million, respectively, related to emissions allowances and renewable energy credits. Emissions expense includes impairments of emissions allowances and costs for emissions, which is recorded as emissions occur. Expense related to renewable energy requirements is recorded as load is served under contracts requiring energy from renewable sources. Such expenses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Years Ended December 31,
	2011	2010	2009
		Millions
Emissions Expense	$35	$52	$34
Renewable Energy Expense	$43	$50	$46

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

PSE&G has a conditional ARO for legal obligations related to the removal of asbestos and underground storage tanks at certain industrial establishments, removal of wood poles, leases and licenses, removal of solar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

panels from leased property and the requirement to seal natural gas pipelines at all sources of gas when the pipelines are no longer in service. PSE&G did not record an ARO for its protected steel and poly-based natural gas transmission lines, as management believes that these categories of transmission lines have an indeterminable life.

The changes to the ARO liabilities for PSEG, Power and PSE&G during 2011 are presented in the following table:

	PSEG	Power	PSE&G	Other
	Millions
ARO Liability as of January 1, 2011	$461	$242	$216	$3
Liabilities Settled	(6)	(1)	(5)	0
Liabilities Incurred	2	0	2	0
Accretion Expense	19	18	0	1
Accretion Expense Deferred and Recovered in Rate Base (A)	13	0	13	0

ARO Liability as of December 31, 2011	$489	$259	$226	$4

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

In early June 2011, PSEG amended certain provisions of its pension and OPEB plans, including revisions to the benefit formulas for certain participants of PSEG’s qualified and nonqualified pension and OPEB plans. The weighted average discount rate for the pension plans decreased from 5.51% to 5.31% while the discount rate for the OPEB plans decreased from 5.50% to 5.30%. The expected long-term rate of return on plan assets remained at 8.50%. The pension benefit and OPEB obligations, as well as the asset values, were re-measured as of May 31, 2011 (the closest month-end date to the time the revisions were made). As a result, the annual net periodic pension benefit cost for 2011 decreased by $32 million and the 2011 annual net OPEB cost decreased by $6 million compared to costs that would have been expensed in 2011 if PSEG did not re-measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the changes in the benefit obligation and the fair value of plan assets during each of the two years in the periods ended December 31, 2011 and 2010. It also provides the funded status of the plans and the amounts recognized and amounts not recognized in the Consolidated Balance Sheets at the end of both years.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	Millions
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$4,353	$4,017	$1,162	$1,255
Service Cost	92	87	14	16
Interest Cost	228	231	61	72
Actuarial (Gain) Loss	300	242	179	58
Gross Benefits Paid	(236)	(224)	(67)	(72)
Medicare Subsidy Receipts	0	0	6	4
Plan Amendments	(165)	0	(17)	(171)

Benefit Obligation at End of Year	$4,572	$4,353	$1,338	$1,162

Change in Plan Assets:
Fair Value of Assets at Beginning of Year	$3,555	$2,914	$195	$160
Actual Return on Plan Assets	87	441	5	24
Employer Contributions	425	424	72	79
Gross Benefits Paid	(236)	(224)	(67)	(72)
Medicare Subsidy Receipts	0	0	6	4

Fair Value of Assets at End of Year	$3,831	$3,555	$211	$195

Funded Status:
Funded Status (Plan Assets less Benefit Obligation)	$(741)	$(798)	$(1,127)	$(967)

Additional Amounts Recognized in the Consolidated Balance Sheets:
Current Accrued Benefit Cost	$(7)	$(10)	$0	$0
Noncurrent Accrued Benefit Cost	(734)	(788)	(1,127)	(967)

Amounts Recognized	$(741)	$(798)	$(1,127)	$(967)

Additional Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Regulated Assets and Deferred Assets (A):
Net Transition Obligation	$0	$0	$2	$15
Prior Service Cost	(158)	(3)	(81)	(85)
Net Actuarial Loss	1,991	1,562	390	212

Total	$1,833	$1,559	$311	$142

(A)	Includes $745 million ($438 million, after-tax) and $640 million ($377 million, after-tax) in Accumulated Other Comprehensive Loss related to Pension and OPEB as of December 31, 2011 and 2010, respectively.

The pension benefits table above provides information relating to the funded status of all qualified and nonqualified pension plans and OPEB plans on an aggregate basis. As of December 31, 2011, PSEG has funded approximately 84% of its projected benefit obligation. This percentage does not include $172 million of assets in the Rabbi Trust as of December 31, 2011, which are used to partially fund the nonqualified pension plans. The fair values of the Rabbi Trust assets are included in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Benefit Obligation

The accumulated benefit obligation for all PSEG’s defined benefit pension plans was $4.3 billion as of December 31, 2011 and $3.9 billion as of December 31, 2010.

The following table provides the components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009.

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	Millions
Components of Net Periodic Benefit Cost:
Service Cost	$92	$87	$76	$14	$16	$13
Interest Cost	228	231	235	61	72	73
Expected Return on Plan Assets	(334)	(266)	(215)	(18)	(14)	(12)
Amortization of Net
Transition Obligation	0	0	0	4	27	27
Prior Service Cost	(11)	0	7	(13)	13	13
Actuarial Loss	119	122	113	14	8	(2)

Net Periodic Benefit Cost	$94	$174	$216	$62	$122	$112
Effect of Regulatory Asset	0	0	0	19	19	19

Total Benefit Costs, Including Effect of Regulatory Asset	$94	$174	$216	$81	$141	$131

Pension costs and OPEB costs for PSEG, Power and PSE&G are detailed as follows:

	Pension Benefits Years Ended December 31,			Other Benefits Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	Millions
Power	$29	$54	$65	$12	$17	$11
PSE&G	51	97	120	67	120	116
Other	14	23	31	2	4	4

Total Benefit Costs	$94	$174	$216	$81	$141	$131

The following table provides the pre-tax changes recognized in Accumulated Other Comprehensive Income (Loss), Regulatory Assets and Deferred Assets:

	Pension		OPEB
	2011	2010	2011	2010
	Millions
Net Actuarial (Gain) Loss in Current Period	$547	$67	$192	$48
Amortization of Net Actuarial Gain (Loss)	(119)	(122)	(14)	(8)
Prior Service Credit in Current Period	(165)	0	(17)	(171)
Amortization of Prior Service Credit	11	0	13	(13)
Amortization of Transition Asset	0	0	(4)	(27)

Total	$274	$(55)	$170	$(171)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts that are expected to be amortized from Accumulated OCL, Regulatory Assets and Deferred Assets into Net Periodic Benefit Cost in 2012 are as follows:

	Pension Benefits 2012	Other Benefits 2012
	Millions
Actuarial (Gain) Loss	$168	$31
Prior Service Cost	$(19)	$(14)
Transition Obligation	$0	$2

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31:
Discount Rate	5.00%	5.51%	5.91%	5.00%	5.50%	5.90%
Rate of Compensation Increase	4.61%	4.61%	4.61%	4.61%	4.61%	4.61%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.40%	5.91%	6.80%	5.38%	5.90%	6.80%
Expected Return on Plan Assets	8.50%	8.50%	8.75%	8.50%	8.50%	8.75%
Rate of Compensation Increase	4.61%	4.61%	4.61%	4.61%	4.61%	4.61%
Assumed Health Care Cost Trend Rates as of December 31:
Administrative Expense				5.00%	5.00%	5.00%
Dental Costs				6.00%	6.00%	6.00%
Pre-65 Medical Costs
Immediate Rate				8.00%	7.75%	8.50%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2016	2015	2015
Post-65 Medical Costs
Immediate Rate				8.25%	8.75%	9.50%
Ultimate Rate				5.00%	5.00%	5.00%
Year Ultimate Rate Reached				2017	2016	2016
Effect of a 1% Increase in the Assumed Rate of Increase in Health Care Benefit Costs:
				Millions
Total of Service Cost and Interest Cost				$11	$10	$11
Postretirement Benefit Obligation				$155	$122	$137
Effect of a 1% Decrease in the Assumed Rate of Increase in Health Care Benefit Costs:
Total of Service Cost and Interest Cost				$(9)	$(8)	$(9)
Postretirement Benefit Obligation				$(128)	$(102)	$(115)

Plan Assets

All the investments of pension plans and OPEB plans are held in a trust account by the trustee and consist of an undivided interest in an investment account of the Master Trust. Effective January 1, 2008, the pension plans and OPEB plans adopted accounting guidance for fair value measurements. See Note 17. Fair Value Measurements for more information on fair value guidance. Use of the Master Trust permits the commingling of pension plan assets and OPEB plan assets for investment and administrative purposes. Although assets of both plans are commingled in the Master Trust, the Trustee maintains supporting records for the purpose of allocating the net gain or loss of the investment account to the respective participating plans. The net investment income of the investment assets is allocated by the Trustee to each participating plan based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relationship of the interest of each plan to the total of the interests of the participating plans. As of December 31, 2011, the pension plan interest and OPEB plan interest in such assets of the Master Trust were approximately 95% and 5%, respectively.

The following tables present information about the investments measured at fair value on a recurring basis at December 31, 2011 and 2010, including the fair value measurements and the levels of inputs used in determining those fair values.

	Recurring Fair Value Measurements as of December 31, 2011
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Temporary Investment Funds (A)	$32	$0	$32	$0
Common Stocks (B)
Commingled—US	1,653	1,653	0	0
Commingled—International	603	603	0	0
Other	356	356	0	0
Bonds (C)
Government (US & Foreign)	662	0	662	0
Other	663	0	663	0
Pooled Real Estate (D)	36	0	0	36
Private Equity (E)	37	0	0	37

	$4,042	$2,612	$1,357	$73

	Recurring Fair Value Measurements as of December 31, 2010
		Quoted Market Prices for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
	Millions
Temporary Investment Funds (A)	$118	$0	$95	$23
Common Stocks (B)
Commingled—US	1,568	1,568	0	0
Commingled—International	696	696	0	0
Other	352	352	0	0
Bonds (C)
Commingled—US	8	0	0	8
Government (US & Foreign)	378	0	378	0
Other	544	0	544	0
Pooled Real Estate (D)	48	0	0	48
Private Equity (E)	38	0	0	38

	$3,750	$2,616	$1,017	$117

(A)	Certain temporary investment funds are valued using inputs such as time-to-maturity, coupon rate, quality rating and current yield (primarily Level 2), whereas certain other commingled temporary investment funds are measured with significant unobservable inputs and assumptions (primarily Level 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)	Wherever possible, fair values of equity investments in stocks and in commingled funds are derived from quoted market prices as substantially all of these instruments have active markets (primarily Level 1). Most investments in stocks are priced utilizing the principal market close price or in some cases midpoint, bid or ask price.

(C)	Investments in fixed income securities including bond funds are priced using an evaluated pricing approach or the most recent exchange or quoted bid (primarily Level 2). Certain investments in privately held commingled bond funds are valued using broker quotations or using inputs that are not market observable or can not be derived principally from or corroborated by observable market data (primarily Level 3).

(D)	The fair value of real estate investments is based on the annual independent appraisals. The investments are also valued internally every quarter by the investment managers based on significant changes in property operations and market conditions (primarily Level 3).

(E)	Limited partnership interests in private equity funds are valued using significant unobservable inputs as there is little, if any, market activity. In addition, there may be transfer restrictions on private equity securities. The process for determining the fair value of such securities relied on commonly accepted valuation techniques, including the use of earnings multiples based on comparable public securities, industry-specific non-earnings-based multiples and discounted cash flow models. These inputs require significant management judgment or estimation (primarily Level 3).

Reconciliations of the beginning and ending balances of the Pension and OPEB Plans’ Level 3 assets for the years ended December 31, 2011 and 2010 follow:

	Balance as of January 1, 2011	Purchases/ (Sales)	Transfer In/ (Out) (A)	Actual Return on Asset Sales	Actual Return on Assets Still Held	Balance as of December 31, 2011
	Millions
Temporary Investment Funds	$23	$0	$(23)	$0	$0	$0
Commingled Bonds—US	$8	$(8)	$0	$0	$0	$0
Pooled Real Estate	$48	$(18)	$0	$1	$5	$36
Private Equity	$38	$(5)	$0	$7	$(3)	$37

	Balance as of January 1, 2010	Purchases/ (Sales)	Actual Return on Asset Sales	Actual Return on Assets Still Held	Balance as of December 31, 2010
	Millions
Temporary Investment Funds	$53	$(30)	$0	$0	$23
Commingled Bonds—US	$17	$(11)	$1	$1	$8
Commingled Bonds—International	$11	$0	$(11)	$0	$0
Pooled Real Estate	$102	$(53)	$(29)	$28	$48
Private Equity	$37	$(7)	$5	$3	$38

(A)	During the year ended December 31, 2011, $23 million of the temporary investment funds in the Pension and OPEB Fund were transferred from Level 3 to Level 2, due to more observable pricing for the underlying securities. As per PSEG’s policy, this transfer was recognized as of the beginning of the first quarter (i.e. the quarter in which the transfer occurred).

There were no transfers among levels during the year ending December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the percentage of fair value of total plan assets for each major category of plan assets held for the qualified pension and OPEB plans as of the measurement date, December 31:

	As of December 31,
Investments	2011	2010
Equity Securities	64%	70%
Fixed Income Securities	33%	25%
Real Estate Assets	1%	1%
Other Investments	2%	4%

Total Percentage	100%	100%

PSEG utilizes forecasted returns, risk, and correlation of all asset classes in order to develop a portfolio designed to produce the maximum return opportunity per unit of risk. In 2011, PSEG completed its latest asset/liability study. The results from the study indicated that a long-term target asset allocation of 70% equities and 30% fixed income is consistent with the funds’ financial objectives. Derivative financial instruments are used by the plans’ investment managers primarily to rebalance the fixed income/equity allocation of the portfolio and hedge the currency risk component of foreign investments. The expected long-term rate of return on plan assets was 8.50% as of December 31, 2011 and will change to 8.00% for 2012. This expected return was determined based on the study discussed above and considered the plans’ historical annualized rate of return since inception, which was an annualized return of 9.2%.

Plan Contributions

PSEG may contribute up to $124 million into its pension plans and $11 million into its OPEB plan for calendar year 2012.

Estimated Future Benefit Payments

The following pension benefit and postretirement benefit payments are expected to be paid to plan participants. OPEB payments are shown both gross and net of the federal subsidy expected for prescription drugs under the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act provides a nontaxable federal subsidy to employers that provide retiree prescription drug benefits that are equivalent to the benefits of Medicare Part D.

		Other Benefits
Year	Pension Benefits	Gross OPEB	Medicare Subsidy	Net OPEB
	Millions
2012	$247	$81	$(6)	$75
2013	251	77	0	77
2014	257	78	0	78
2015	264	78	0	78
2016	272	79	0	79
2017-2021	1,514	407	0	407

Total	$2,805	$800	$(6)	$794

401(k) Plans

PSEG sponsors two 401(k) plans, which are Employee Retirement Income Security Act defined contribution retirement plans. Eligible represented employees of Power, PSE&G and Services participate in the PSEG Employee Savings Plan (Savings Plan), while eligible non-represented employees of Power, PSE&G, Energy Holdings and Services participate in the PSEG Thrift and Tax-Deferred Savings Plan (Thrift Plan). Eligible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees may contribute up to 50% of their compensation to these plans. PSEG matches certain employee contributions up to 7% for Savings Plan participants and up to 8% for Thrift Plan participants equal to 50% of such employee contributions.

Effective in February 2010, company matching contributions were suspended for non-represented employees of Power, PSE&G, Energy Holdings and Services who participate in the Thrift Plan and are eligible for retirement benefits under the qualified final average pay pension plan. Company matching contributions were reduced for certain represented employees of Power, PSE&G and Services who participate in the Savings Plan and qualify for benefits under the qualified final average pay pension plan from 50% to 25% on the first 7% of pay contributions beginning in February 2010. Effective January 1, 2011, the company matching contributions were reinstated to 50% on the first 7% of pay contributions for certain represented employees. Effective January 1, 2012, the company matching was reinstated for non-represented employees.

The amount paid for employer matching contributions to the plans for PSEG, Power and PSE&G are detailed as follows:

	Thrift Plan and Savings Plan
	Years Ended December 31,
	2011	2010	2009
	Millions
Power	$8	$5	$10
PSE&G	14	9	17
Other	2	3	5

Total Employer Matching Contributions	$24	$17	$32

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The face value of outstanding guarantees, current exposure and margin positions as of December 31, 2011 and 2010 are shown below:

	As of December 31,	As of December 31,
	2011	2010
	Millions
Face Value of Outstanding Guarantees	$1,756	$1,936
Exposure under Current Guarantees	$315	$330
Letters of Credit Margin Posted	$135	$137
Letters of Credit Margin Received	$91	$109
Cash Deposited and Received
Counterparty Cash Margin Deposited	$20	$0
Counterparty Cash Margin Received	$(7)	$(2)
Net Broker Balance Deposited (Received)	$(92)	$(28)
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$812	$828
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,415	$2,750
Additional Amounts Posted
Other Letters of Credit	$52	$98

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 16. Financial Risk Management Activities for further discussion. In accordance with our accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Balance Sheet. The remaining balances of net cash (received)/deposited after allocation is generally included in Accounts Payable and Receivable, respectively.

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

The EPA believes that hazardous substances were released from the Essex Site and one of PSE&G’s former MGP locations (Harrison Site). In 2006, the EPA notified the potentially responsible parties (PRPs) that the cost of its study would greatly exceed the original estimated cost of $20 million. The total cost of the study is now estimated at approximately $99 million. 73 PRPs, including Power and PSE&G, agreed to assume responsibility for the study and to divide the associated costs according to a mutually agreed upon formula. The PRP group, currently 71 members, is presently executing the study. Approximately five percent of the study costs are attributable to PSE&G’s former MGP sites and approximately one percent to Power’s generating stations. Power has provided notice to insurers concerning this potential claim.

In 2007, the EPA released a draft “Focused Feasibility Study” (FFS) that proposed six options to address the contamination cleanup of the lower eight miles of the Passaic River. The estimated costs for the proposed remedy range from $1.3 billion to $3.7 billion. The work contemplated by the study is not subject to the cost sharing agreement discussed above. The EPA is conducting a revised focused feasibility study which may be released as early as the third quarter of 2012.

In June 2008, an agreement was announced between the EPA and two PRPs for removal of a portion of the contaminated sediment in the Passaic River at an estimated cost of $80 million. The two PRPs have reserved their rights to seek contribution for the removal costs from the other PRPs, including Power and PSE&G.

The EPA has advised that the levels of contaminants at Passaic River mile 10.9 may require a pilot study and removal in advance of the completion of the Remedial Investigation and Feasibility Study or the issuance of a revised draft FFS. Preliminary cost estimates range from $20 million to $150 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Newark Bay Study Area

The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area and encouraged the PRPs to contact Occidental Chemical Corporation (OCC) to discuss participating in the Remedial Investigation/Feasibility Study that OCC was conducting. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two operating electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but it is uncertain at this time whether the PSEG companies will consent to fund the third phase. Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to this matter.

MGP Remediation Program

PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $635 million and $733 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $635 million as of December 31, 2011. Of this amount, $53 million was recorded in Other Current Liabilities and $582 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $635 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.

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

Hazardous Air Pollutants Regulation

In accordance with a court ruling, the EPA proposed a Maximum Achievable Control Technology (MACT) regulation in March 2011 which was finalized on December 21, 2011. This regulation prescribes reduced levels of mercury and other hazardous air pollutants pursuant to the Clean Air Act. The impact to our fossil fleet is currently being determined; but Power believes the back end technology environmental controls recently installed at its Hudson and Mercer coal facilities should meet the rule’s requirements. Some additional controls could be necessary at Power’s Connecticut facilities and some of its other New Jersey facilities, pending engineering evaluation. In December 2011, a decision was reached to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the fourth quarter of 2014. PSEG’s share of this investment is approximately $147 million.

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

NOx Regulation

In April 2009, the NJDEP finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel fired electric generating units. The rule will have a significant impact on Power’s generation fleet, as it imposes NOx emissions limits that will require significant capital investment for controls or the retirement of up to 102 combustion turbines (approximately 2,000 MW) and four older New Jersey steam electric generating units (approximately 400 MW) by May 30, 2015. Power is currently evaluating its compliance options and is unable to estimate the possible loss or range of loss related to this matter.

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

Cross-State Air Pollution Rule (CSAPR)

On July 6, 2011, the EPA issued the final CSAPR. The CSAPR limits power plant emissions in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone emission standards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technical revisions to the CSAPR were finalized on February 7, 2012. The EPA increased New Jersey’s allocation of annual NOx and ozone season NOx allowances beyond what was proposed. The EPA also finalized the increase in New Jersey’s allocation of SO2 allowances from the October proposal.

On December 30, 2011, the United States Court of Appeals for the D.C. Circuit issued a ruling to stay CSAPR pending judicial review. Until a final decision is reached, the court has ordered that the Clean Air Interstate Rule (CAIR) requirements continue temporarily. PSEG has intervened in this litigation along with Calpine and Exelon in support of the rule.

The continuation of CAIR affects our generating stations in Connecticut, New Jersey and New York. The purpose of CAIR is to improve Ozone and Fine Particulate (PM2.5) air quality within states that have not demonstrated achievement of the National Ambient Air Quality Standards (NAAQS). CAIR was implemented through a cap-and-trade program and to date the impact has not been material to us as the allowances allocated to our stations were sufficient. If 2012 operations are similar to those in the past three years, it is expected that the impact to operations from the temporary implementation of CAIR in 2012 will not be significant.

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

In April 2011, the EPA published a new proposed rule which did not establish any particular technology as the best technology available (e.g. closed cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than 2 million gallons per day. Power reviewed the proposed rule, assessed the potential impact on its generating facilities and used this information to develop its comments to the EPA which were filed in August 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2010, the NJDEP issued a draft NJPDES permit to another company which would require the installation of closed cycle cooling at that company’s nuclear generating station located in New Jersey. In December 2010, the NJDEP and that company entered into an Administrative Consent Order (ACO) which would require the company to cease operations at the nuclear generating station no later than 2019. In the ACO, the NJDEP agreed that closed cycle cooling is not the best technology available for that facility and agreed to issue a new draft NJPDES permit for that facility without a requirement for construction of cooling towers or other closed cycle cooling facilities. The new draft NJPDES permit was issued by NJDEP on June 1, 2011. The permit was issued as final on December 21, 2011 incorporating the 316(b) requirements as defined in the ACO. In that permit, NJDEP defended its position that closed-cycle cooling was not the best technology available for that facility. Per that permit the facility will cease operations on December 31, 2019. Power cannot predict at this time the final outcome of the NJDEP decision and the impact, if any; such a decision would have on any of Power’s once-through cooled generating stations.

New Generation and Development

Nuclear

Power has approved the expenditure of approximately $192 million for a steam path retrofit and related upgrades at its co-owned Peach Bottom Units 2 and 3. Unit 3 upgrades were completed on schedule in October 2011. Unit 2 upgrades are expected to result in an increase of Power’s share of nominal capacity by approximately 14 MW in 2012. Total expenditures through December 31, 2011 were $114 million and are expected to continue through 2012.

Power has begun expenditures in pursuit of additional output through an extended power uprate of the Peach Bottom nuclear units. The uprate is expected to be in service in 2015 for Unit 2 and 2016 for Unit 3. Power’s share of the increased capacity is expected to be approximately 133 MW with an anticipated cost of approximately $400 million. Total expenditures through December 31, 2011 were $36 million and are expected to continue through 2016.

Connecticut

Power was selected by the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Department of Public Utility Control in a regulatory process to build 130 MW of gas fired peaking capacity. Final approval was received and construction began in the second quarter of 2011. The project is expected to be in service by June 2012. Power estimates the cost of these generating units to be approximately $148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, (not including the capitalized cost to finance during construction). Capitalized expenditures through December 31, 2011 were $129 million, which are included in Property, Plant and Equipment on the Consolidated Balance Sheets of PSEG and Power. The initial filing was submitted in December 2011 to the PURA. Costs for this project, including financing costs capitalized during the construction period, will be recovered subject to regulatory review and approval.

PJM Interconnection L.L.C. (PJM)

Power plans to construct gas fired peaking facilities at its Kearny site. Construction began in the second quarter of 2011. The projects are expected to be in service by June 2012. Capacity in the amount of 178 MW was bid into and cleared the PJM Reliability Pricing Model (RPM) base residual capacity auction for the 2012-2013 period. Capacity in the amount of 267 MW was bid into and cleared the PJM RPM base residual capacity auction for the 2013-2014 and 2014-2015 periods. Power estimates the cost of these generating units to be $250 million to $300 million. Total capitalized expenditures through December 31, 2011 were $203 million which are included in Property, Plant and Equipment on Power’s and PSEG’s Consolidated Balance Sheets.

PSE&G—Solar

As part of the BPU-approved Solar 4 All Program, PSE&G is installing up to 40 MW of solar generation on existing utility poles within its service territory. PSE&G has entered into an agreement to purchase solar units for this program. PSE&G’s commitments under this agreement are contingent upon, among other things, the availability of suitable utility poles for installation of the units. PSE&G estimates the total cost of this project to be $265 million. Approximately 25 MW have been installed as of December 31, 2011. PSE&G’s cumulative investments for these solar units were approximately $185 million, with additional purchases to be made on a quarterly basis during the remaining two-year term of the purchase agreement, to the extent adequate space on poles is available.

Another aspect of the Solar 4 All program is the installation of 40 MW of solar systems on land and buildings owned by PSE&G and third parties. PSE&G estimates the total cost of this phase of the program to be $186 million. Through December 31, 2011, 33 MW representing 19 projects had been placed into service with an investment of approximately $160 million.

Our Solar 4 All program is comprised, in part, of the installation of up to 200,000 pole mounted solar units within our service territory. On January 18, 2012, the BPU issued an order indicating that it will conduct a proceeding to address the proposed placement of solar panels on the poles. A negative determination by the BPU could impact on our ability to complete the Solar 4 All pole mounted installations.

Energy Holdings—Solar

In January 2012, Energy Holdings acquired a 25 MW solar project currently under construction in Arizona. Completion of this project is expected by the third quarter of 2012. Energy Holdings has issued guarantees of up to $71.5 million for payment of obligations related to the construction of the project. These guarantees will terminate upon successful completion of the project. The total investment for the project is expected to be approximately $75 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2009	2010	2011	2012
36-Month Terms Ending	May 2012	May 2013	May 2014	May 2015	(A)
Load (MW)	2,900	2,800	2,800	2,900
$ per kWh	0.10372	0.09577	0.09430	0.08388

(A)	Prices set in the 2012 BGS auction will become effective on June 1, 2012 when the 2009 BGS auction agreements expire.

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

Minimum Fuel Purchase Requirements

Power has various long-term fuel purchase commitments for coal to support its fossil generation stations and for supply of nuclear fuel for the Salem and Hope Creek nuclear generating stations and for firm transportation and storage capacity for natural gas.

Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

Power’s strategy is to maintain certain levels of uranium in inventory and to make periodic purchases to support such levels. As such, the commitments referred to below may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2015 and a portion for 2016 at Salem, Hope Creek and Peach Bottom.

As of December 31, 2011, the total minimum purchase requirements included in these commitments were as follows:

Commitments through 2016
Fuel Type	Power’s Share
Millions
Nuclear Fuel
Uranium	$529
Enrichment	$492
Fabrication	$166
Natural Gas	$1,009
Coal	$282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. In June 2011, the plaintiff/petitioner filed a notice of appeal of the BPU action with the Appellate Division. PSE&G is currently in the briefing stage of this appeal.

New Jersey Clean Energy Program

In 2008, the BPU approved funding requirements for each New Jersey EDC applicable to its Renewable Energy and Energy Efficiency programs for the years 2009 to 2012. The aggregate funding amount is $1.2 billion for all years. PSE&G’s share is $705 million. PSE&G has recorded a discounted liability of $253 million as of December 31, 2011. Of this amount, $214 million was recorded as a current liability and $39 million as a noncurrent liability. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).

The BPU has started a new Comprehensive Resource Analysis proceeding to determine SBC funding for the years 2013-2016. The proceeding has no impact on current SBC assessments.

Long-Term Capacity Agreement Pilot Program (LCAPP)

In January 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of base load or mid-merit electric power generation. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of approximately 1,949 MW of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, executed standard offer capacity agreements (SOCA) with each of the three selected generators in compliance with the BPU’s directive, but did so under protest preserving its respective legal rights. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the RPM clearing price for each year of the term and the price bid set forth in the SOCA. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. PSE&G will not make or receive payments under the three contracts unless (1) the plant successfully bids into and clears the capacity auction in accordance with the terms of the SOCA and (2) the proposed plant is constructed. In April 2011, the BPU approved the executed contracts; however, the EDCs appealed the BPU’s orders. Additionally, Power and another generator challenged the BPU’s implementation in a separate appeal. These two separate appeals are pending.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leveraged Lease Investments

The IRS has issued reports with respect to its audits of PSEG’s consolidated federal corporate income tax returns for tax years 1997 through 2003, which disallowed all deductions associated with certain cross-border lease transactions. The IRS reports also proposed a 20% penalty for substantial understatement of tax liability. PSEG has filed protests of these findings with the Office of Appeals of the IRS.

On January 31, 2012, PSEG entered into a specific matter closing agreement settling the dispute with the IRS over the challenged lease transactions for all tax years. This agreement settles the leasing dispute with finality for all tax periods in which PSEG realized tax deductions from these transactions. In addition, PSEG signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. PSEG believes that there will be no material impact on earnings as a result of these settlement agreements.

Cash Impact

For tax years 1997 through 2003, the tax and interest PSEG owes the IRS as a result of this settlement will be completely defrayed by the $320 million PSEG has on deposit with the IRS for this matter. Based upon the closing agreement, for tax years from 2004 through 2008, PSEG owes the IRS approximately $1.0 billion in tax and interest. For tax years 2009 and 2010, the IRS owes PSEG approximately $1.0 billion. PSEG will attempt to work with the IRS to process these audit years simultaneously, so that the two refund and payment amounts can potentially be offset. No assurance can be given that the IRS will agree to this process. It is possible that PSEG would have to make several payments totaling $1.0 billion over the next year to the IRS and file claims for refunds for $1.0 billion which the IRS would process in the normal course; it could take several years for the IRS to process these claims. In addition to the above, PSEG will claim a tax deduction for the accrued deficiency interest associated with this settlement in 2012, which will give rise to a cash tax savings of approximately $100 million.

Nuclear Insurance Coverages and Assessments

Power is a member of an industry mutual insurance company, Nuclear Electric Insurance Limited (NEIL), which provides the primary property and decontamination liability insurance at Salem, Hope Creek and Peach Bottom. NEIL also provides excess property insurance through its decontamination liability, decommissioning liability and excess property policy and replacement power coverage through its accidental outage policy. NEIL policies may make retrospective premium assessments in case of adverse loss experience. Power’s maximum potential liabilities under these assessments are included in the table and notes below. Certain provisions in the NEIL policies provide that the insurer may suspend coverage with respect to all nuclear units on a site without notice if the NRC suspends or revokes the operating license for any unit on that site, issues a shutdown order with respect to such unit or issues a confirmatory order keeping such unit down.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Power’s insurance coverages and maximum retrospective assessments for its nuclear operations are as follows:

Type and Source of Coverages	Total Site Coverage			Retrospective Assessments
	Millions
Public and Nuclear Worker Liability (Primary Layer):
ANI	$375	(A	)	$0
Nuclear Liability (Excess Layer):
Price-Anderson Act	12,219	(B	)	370

Nuclear Liability Total	$12,594	(C	)	$370

Property Damage (Primary Layer):
NEIL Primary (Salem/Hope Creek/Peach Bottom)	$500			$18
Property Damage (Excess Layers):
NEIL II (Salem/Hope Creek/Peach Bottom)	750			8
NEIL Blanket Excess (Salem/Hope Creek/Peach Bottom)	850	(D	)	5

Property Damage Total (Per Site)	$2,100			$31

Accidental Outage:
NEIL I (Peach Bottom)	$245	(E	)	$6
NEIL I (Salem)	281	(E	)	7
NEIL I (Hope Creek)	490	(E	)	6

Replacement Power Total	$1,016			$19

(A)	The primary limit for Public Liability is a per site aggregate limit with no potential for assessment. The Nuclear Worker Liability represents the potential liability from workers claiming exposure to the hazard of nuclear radiation. This coverage is subject to an industry aggregate limit that is subject to reinstatement at ANI discretion.

(B)	Retrospective premium program under the Price-Anderson Act liability provisions of the Atomic Energy Act of 1954, as amended. Power is subject to retrospective assessment with respect to loss from an incident at any licensed nuclear reactor in the U.S. that produces greater than 100 MW of electrical power. This retrospective assessment can be adjusted for inflation every five years. The last adjustment was effective as of October 29, 2008. The next adjustment is due on or before October 29, 2013. This retrospective program is in excess of the Public and Nuclear Worker Liability primary layers.

(C)	Limit of liability under the Price-Anderson Act for each nuclear incident.

(D)	For property limits in excess of $1.25 billion, Power participates in a Blanket Limit policy where the $850 million limit is shared by Power with Exelon Generation among the Braidwood, Byron, Clinton, Dresden, La Salle, Limerick, Oyster Creek, Quad Cities, TMI-1 facilities owned by Exelon Generation and the Peach Bottom, Salem and Hope Creek facilities. This limit is not subject to reinstatement in the event of a loss. Participation in this program materially reduces Power’s premium and the associated potential assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(E)	Peach Bottom has an aggregate indemnity limit based on a weekly indemnity of $2.3 million for 52 weeks followed by 80% of the weekly indemnity for 68 weeks. Salem has an aggregate indemnity limit based on a weekly indemnity of $2.5 million for 52 weeks followed by 80% of the weekly indemnity for 75 weeks. Hope Creek has an aggregate indemnity limit based on a weekly indemnity of $4.5 million for 52 weeks followed by 80% of the weekly indemnity for 71 weeks.

Minimum Lease Payments

PSEG and Power have entered into capital leases for administrative office space. The total future minimum payments and present value of these capital leases as of December 31, 2011 are:

	Power	Other (A)
	Millions
2012	$2	$7
2013	2	7
2014	1	7
2015	1	6
2016	0	0
Thereafter	0	0

Total Minimum Lease Payments	6	27
Less: Imputed Interest	(1)	(5)

Present Value of Net Minimum Lease Payments	$5	$22

(A)	Other consists of PSEG (Parent Company) and Services

Power, PSE&G and Energy Holdings have entered into various operating leases. The total future minimum payments of these operating leases as of December 31, 2011 are:

	Power	PSE&G	Energy Holdings
2012	$0	$6	$1
2013	0	5	1
2014	1	4	0
2015	1	3	0
2016	1	2	0
Thereafter	5	30	7

Total Minimum Lease Payments	$8	$50	$9

Note 14. Schedule of Consolidated Debt

Long-Term Debt

	As of December 31,
	2011	2010
	Millions
PSEG (Parent)
Fair Value of Swaps (A)	$62	$39
Unamortized Discount Related to Debt Exchange (B)	(23)	(29)

Total Long-Term Debt of PSEG (Parent)	$39	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2011	2010
		Millions
Power
Senior Notes:
7.75%	2011	$0	$606
6.95%	2012	0	600
2.50%	2013	300	300
5.00%	2014	250	250
5.50%	2015	300	300
5.32%	2016	303	303
2.75%	2016	250	0
5.13%	2020	406	406
4.15%	2021	250	0
8.63%	2031	500	500

Total Senior Notes		2,559	3,265
Pollution Control Notes:
Floating Rate (C)	2014	44	44
5.00%	2012	66	66
5.50%	2020	14	14
5.85%	2027	19	19
5.75%	2031	25	25
5.75%	2037	40	40

Total Pollution Control Notes		208	208

Principal Amount Outstanding		2,767	3,473

Amounts Due Within One Year		(66)	(650)
Net Unamortized Discount		(16)	(18)

Total Long-Term Debt of Power		$2,685	$2,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2011	2010
		Millions
PSE&G
First and Refunding Mortgage Bonds (D):
6.75%	2016	$171	$171
9.25%	2021	134	134
8.00%	2037	7	7
5.00%	2037	8	8

Total First and Refunding Mortgage Bonds		320	320
Pollution Control Bonds (D):
5.20%	2025	23	23
0.95%	2028 - 2033	0	164
1.20%	2031	0	100
5.45%	2032	50	50

Total Pollution Control Bonds		73	337
Medium-Term Notes (MTNs) (D):
5.13%	2012	300	300
5.00%	2013	150	150
5.38%	2013	300	300
6.33%	2013	275	275
0.85%	2014	250	0
5.00%	2014	250	250
2.70%	2015	300	300
5.30%	2018	400	400
7.04%	2020	9	9
3.50%	2020	250	250
5.25%	2035	250	250
5.70%	2036	250	250
5.80%	2037	350	350
5.38%	2039	250	250
5.50%	2040	300	300

Total MTNs		3,884	3,634

Principal Amount Outstanding		4,277	4,291

Amounts Due Within One Year		(300)	(264)
Net Unamortized Discount		(7)	(8)

Total Long-Term Debt of PSE&G (excluding Transition Funding and Transition Funding II)		$3,970	$4,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
	Maturity	2011	2010
		Millions
Transition Funding (PSE&G)
Securitization Bonds:
6.45%	2010-2011	0	46
6.61%	2011-2013	305	454
6.75%	2013-2014	220	220
6.89%	2014-2015	370	370

Principal Amount Outstanding		895	1,090
Amounts Due Within One Year		(205)	(195)

Total Securitization Debt of Transition Funding		690	895

Transition Funding II (PSE&G)
Securitization Bonds:
4.34%	2010-2012	1	12
4.49%	2012-2013	20	20
4.57%	2013-2015	23	23

Principal Amount Outstanding		44	55
Amounts Due Within One Year		(11)	(11)

Total Securitization Debt of Transition Funding II		33	44

Total Long-Term Debt of PSE&G		$4,693	$4,958

		As of December 31,
Energy Holdings	Maturity	2011	2010
		Millions
Non-Recourse Project Debt (E):
Resources - 5.00% to 8.75%	2010-2020	$45	$46
Resources - Other(F)	2012	50	0
EGDC - 8.27%	2010-2011	0	1

Principal Amount Outstanding		95	47
Amounts Due Within One Year		(51)	(1)

Total Non-Recourse Project Debt		44	46

Total Long-Term Debt of Energy Holdings		$44	$46

(A)	PSEG entered into various interest rate swaps to hedge the fair value of certain debt at Power. The fair value adjustments from these hedges are reflected as offsets to long-term debt on the Consolidated Balance Sheet. For additional information, see Note 16. Financial Risk Management Activities.

(B)	In September 2009, Power completed an exchange offer with eligible holders of Energy Holdings’ 8.50% Senior Notes due 2011 in order to manage long-term debt maturities. Since the debt exchange was between two subsidiaries of the same parent company, PSEG, and treated as a debt modification for accounting purposes, the resulting premium was deferred and is being amortized over the term of the newly issued debt. The deferred amount is reflected as an offset to Long-Term Debt on PSEG’s Consolidated Balance Sheet.

(C)	The Pennsylvania Economic Development Authority (PEDFA) bond is a variable rate bond that is in weekly reset mode.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)	Secured by essentially all property of PSE&G pursuant to its First and Refunding Mortgage.

(E)	Non-recourse financing transactions consist of loans from banks and other lenders that are typically secured by project assets and cash flows and generally impose no material obligation on the parent-level investor to repay any debt incurred by the project borrower. The consequences of permitting a project-level default include the potential for loss of any invested equity by the parent.

(F)	As a result of the Dynegy bankruptcy proceedings, Energy Holdings ceased leveraged lease accounting and recorded the related nonrecourse project debt on its balance sheet at its fair value of $50 million.

Long-Term Debt Maturities

The aggregate principal amounts of maturities for each of the five years following December 31, 2011 are as follows:

		PSE&G			Energy Holdings
Year	Power	PSE&G	Transition Funding	Transition Funding II	Non-Recourse Debt	Total
	Millions
2012	$66	$300	$205	$11	$51	$633
2013	300	725	214	12	1	1,252
2014	294	500	225	13	1	1,033
2015	300	300	251	8	17	876
2016	553	171	0	0	7	731
Thereafter	1,254	2,281	0	0	18	3,553

	$2,767	$4,277	$895	$44	$95	$8,078

Long-Term Debt Financing Transactions

During 2011, PSEG and its subsidiaries had the following Long-Term Debt issuances, maturities and redemptions:

Power

•

caused mandatory purchase and remarketing of its $44 million of PEDFA Variable Rate Demand Bonds in December. The remarketed bonds are backed by a three-year letter of credit, expiring December 2014, which replaced an expiring one-year letter of credit,

•	early redeemed $600 million of 6.95% Senior Notes due June 2012 in December,

•	issued $250 million of 2.75% Senior Notes due September 2016 in September,

•	issued $250 million of 4.15% Senior Notes due September 2021 in September, and

•	paid $606 million of 7.75% Senior Notes at maturity in April.

PSE&G

•	bought in $100 million of the New Jersey Economic Development Authority Bonds, which were serviced and secured by PSE&G’s first mortgage bonds of like tenor, on their mandatory put date in December,

•

bought in $164 million of Pollution Control Financing Authority of Salem County Authority Bonds, which were serviced and secured by PSE&G’s First and Refunding Mortgage Bonds of like tenor, on their mandatory put date in November,

•	issued $250 million of 0.85% Medium Term Notes due August 2014 in August,

•	paid $195 million of Transition Funding’s securitization debt, and

•	paid $11 million of Transition Funding II’s securitization debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Liquidity

PSEG meets its short-term liquidity requirements as well as those of Power primarily through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Both commercial paper programs are fully back-stopped by their own separate credit facilities.

The commitments under PSEG’s credit facilities are provided by a diverse bank group. As of December 31, 2011, no single institution represented more than 8% of the total commitments in our credit facilities.

Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of December 31, 2011 were as follows:

	As of December 31, 2011
Company/Facility	Total Facility	Usage			Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility(A)	$477	$12	(C	)	$465	Dec 2012	Commercial Paper (CP) Support/ Funding/Letters of Credit
5-year Credit Facility	$500	0			$500	Apr 2016	CP Support/Funding/Letters of Credit

Total PSEG	$977	$12			$965

Power
5-year Credit Facility(B)	$1,525	$75	(C	)	$1,450	Dec 2012	CP Support/Funding/Letters of Credit
5-year Credit Facility	1,000	0			1,000	Apr 2016	CP Support/Funding/Letters of Credit
Bilateral Credit Facility	100	100	(C	)	0	Sept 2015	Letters of Credit

Total Power	$2,625	$175			$2,450

PSE&G
5-year Credit Facility	$600	$0			$600	Apr 2016	CP Support/Funding/Letters of Credit

Total PSE&G	$600	$0			$600

Total	$4,202				$4,015

(A)	In December 2011, this facility was reduced by $23 million.

(B)	In December 2011, this facility was reduced by $75 million.

(C)	Includes amounts related to letters of credit outstanding.

In April 2011, PSEG, Power and PSE&G entered into new 5-year credit agreements in the amounts of $500 million, $1 billion and $600 million, respectively. These new agreements will expire in April 2016. Concurrently, PSEG reduced its existing $1 billion credit facility to $500 million, Power terminated its existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$350 million credit facility, and PSE&G terminated its existing $600 million credit facility. As a result of these changes, Power’s total credit capacity increased by $650 million.

Fair Value of Debt

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value (A)	Carrying Amount	Fair Value (A)
	Millions
Long-Term Debt:
PSEG (Parent)	$39	$62	$10	$39
Power -Recourse Debt	2,751	3,158	3,455	3,831
PSE&G	4,270	4,905	4,283	4,615
Transition Funding (PSE&G)	895	1,016	1,090	1,245
Transition Funding II (PSE&G)	44	47	55	59
Energy Holdings:
Project Level, Non-Recourse Debt(B)	95	95	47	47

	$8,094	$9,283	$8,940	$9,836

(A)	Fair value excludes unamortized discounts, including amounts related to a Debt Exchange in 2009 between Power and Energy Holdings that is deferred at the PSEG parent level since the exchange was between subsidiaries of the same parent company.

(B)	Fair value amounts as of December 31, 2011 include $50 million of nonrecourse project debt related to Dynegy.

Note 15. Schedule of Consolidated Capital Stock

	As of December 31,
	Outstanding Shares		Book Value
	2011	2010	2011	2010
			Millions
PSEG Common Stock (no par value) (A)
Authorized 1,000,000,000 shares	505,945,286	505,974,223	$4,222	$4,214

(A)	PSEG did not issue any new shares under the Dividend Reinvestment and Stock Purchase Plan (DRASPP) and the Employee Stock Purchase Plan (ESPP) in 2011 or 2010. Total authorized and unissued shares of common stock available for issuance through PSEG’s DRASPP, ESPP and various employee benefit plans amounted to 7.0 million shares as of December 31, 2011.

In March 2010, PSE&G redeemed all of its outstanding preferred stock. As a result, all of the outstanding equity in PSE&G is owned by PSEG. As of December 31, 2011, there was an aggregate of 7.5 million shares of $100 par value and 10 million shares of $25 par value Cumulative Preferred Stock, which were authorized and unissued and which, upon issuance, may or may not provide for mandatory sinking fund redemption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These derivative transactions are designated as cash flow hedges. As of December 31, 2011 and 2010, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with these hedges was as follows:

	As of December 31,
	2011	2010
	Millions
Fair Value of Cash Flow Hedges	$57	$196
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$33	$114

The expiration date of the longest-dated cash flow hedge at Power is in 2013. Power’s after-tax unrealized gains on these derivatives that are expected to be reclassified to earnings during the next 12 months are $29 million. There was no ineffectiveness associated with these hedges as of December 31, 2011.

Trading Derivatives

The primary purpose of Power’s wholesale marketing operation is to optimize the value of the output of the generating facilities via various products and services available in the markets we serve. Historically, Power engaged in trading of electricity and energy-related products where such transactions were not associated with the output or fuel purchase requirements of its facilities. This trading consisted mostly of energy supply contracts where Power secured sales commitments with the intent to supply the energy services from purchases in the market rather than from its owned generation. Such trading activities were marked to market through the income statement and represented less than one percent of gross margin (revenues less energy costs) on an annual basis. Effective July 2011, Power anticipates that it will not enter into any more trading derivative contracts.

Other Derivatives

Power enters into additional contracts that are derivatives, but do not qualify for or are not designated as cash flow hedges. These transactions are intended to mitigate exposure to fluctuations in commodity prices and optimize the value of our expected generation. Trade types include financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. Changes in fair market value of these contracts are recorded in earnings.

Interest Rates

PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

given period or interest rate environment. In addition, we have used a mix of fixed and floating rate debt, interest rate swaps and interest rate lock agreements.

Fair Value Hedges

PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. In order to redeem Power’s $600 million of 6.95% Senior Notes due June 2012 in December 2011, PSEG terminated its $300 million interest rate swap that had converted a portion of this debt into variable-rate. As of December 31, 2011, PSEG had eight interest rate swaps outstanding totaling $1.1 billion. These swaps convert Power’s $250 million of 5% Senior Notes due April 2014, Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt. As of December 31, 2011 and 2010, the fair value of all the underlying hedges was $62 million and $39 million, respectively.

Cash Flow Hedges

PSEG and Energy Holdings use interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage their exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of December 31, 2011, there was no hedge ineffectiveness associated with these hedges. The total fair value of these interest rate derivatives was immaterial as of each of December 31, 2011 and December 31, 2010. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(2) million and $(3) million as of December 31, 2011 and 2010, respectively.

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Consolidated Balance Sheets:

	As of December 31, 2011
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (A)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$55	$532	$(448)	$139	$0	$17	$156
Noncurrent Assets	8	121	(74)	55	4	47	106

Total Mark-to-Market Derivative Assets	$63	$653	$(522)	$194	$4	$64	$262

Derivative Contracts
Current Liabilities	$(5)	$(506)	$387	$(124)	$(7)	$0	$(131)
Noncurrent Liabilities	(1)	(76)	53	(24)	0	(2)	(26)

Total Mark-to-Market Derivative (Liabilities)	$(6)	$(582)	$440	$(148)	$(7)	$(2)	$(157)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$57	$71	$(82)	$46	$(3)	$62	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2010
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	FairValue Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (A)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$204	$403	$(444)	$163	$0	$19	$182
Noncurrent Assets	3	80	(41)	42	17	20	79

Total Mark-to-Market Derivative Assets	$207	$483	$(485)	$205	$17	$39	$261

Derivative Contracts
Current Liabilities	$(11)	$(454)	$374	$(91)	$(12)	$0	$(103)
Noncurrent Liabilities	0	(72)	50	(22)	0	0	(22)

Total Mark-to-Market Derivative (Liabilities)	$(11)	$(526)	$424	$(113)	$(12)	$0	$(125)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$196	$(43)	$(61)	$92	$5	$39	$136

(A)	Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. As of December 31, 2011 and December 31, 2010, net cash collateral received of $82 million and $61 million, respectively, was netted against the corresponding net derivative contract positions. Of the $82 million as of December 31, 2011, cash collateral of $(77) million and $(23) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $16 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $61 million as of December 31, 2010, cash collateral of $(132) million and $(3) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $62 million and $12 million were netted against current liabilities and noncurrent liabilities, respectively.

Certain of PSEG’s derivative instruments contain provisions that require PSEG to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG were to be downgraded or lose its investment grade credit rating, it would be required to provide additional collateral. This incremental collateral requirement allows for the offsetting of derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master netting agreements. PSEG also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margining requirements.

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $285 million and $226 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, PSEG had the contractual right of offset of $149 million and $110 million, respectively, related to derivative instruments that are assets with the same counterparty under master netting agreements and net of margin posted. If PSEG had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $136 million and $116 million as of December 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2010, respectively, related to its derivatives, net of the contractual right of offset under master netting agreements and the application of collateral. This potential additional collateral is included in the $812 million and $828 million as of December 31, 2011 and 2010, respectively, discussed in Note 13. Commitments and Contingent Liabilities.

The following shows the effect on the Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the years ended December 31, 2011, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,			Years Ended December 31,
	2011	2010	2009		2011	2010	2009	2011	2010	2009
	Millions
PSEG (A)
Energy-Related Contracts	$84	$101	$636	Operating Revenues	$213	$222	$644	$(2)	$1	$(22)
Interest Rate Swaps	0	0	0	Income from Equity Method Investments	0	0	(1)	0	0	0
Energy-Related Contracts	(4)	1	(45)	Energy Costs	2	(2)	(67)	0	0	0
Interest Rate Swaps	0	0	(4)	Interest Expense	(1)	(1)	(3)	0	0	0

Total PSEG	$80	$102	$587		$214	$219	$573	$(2)	$1	$(22)

Power
Energy-Related Contracts	$84	$101	$636	Operating Revenues	$213	$222	$644	$(2)	$1	$(22)
Energy-Related Contracts	(4)	1	(45)	Energy Costs	2	(2)	(67)	0	0	0

Total Power	$80	$102	$591		$215	$220	$577	$(2)	$1	$(22)

PSE&G
Interest Rate Swaps	$0	$0	$(1)	Interest Expense	$0	$0	$(2)	$0	$0	$0

Total PSE&G	$0	$0	$(1)		$0	$0	$(2)	$0	$0	$0

Energy Holdings
Interest Rate Swaps	$0	$0	$0	Income from Equity Method Investments	$0	$0	$(1)	$0	$0	$0

Total Energy Holdings	$0	$0	$0		$0	$0	$(1)	$0	$0	$0

(A)	Includes amounts for PSEG parent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2009	$305	$180
Gain Recognized in AOCI (Effective Portion)	102	60
Less: Gain Reclassified into Income (Effective Portion)	(219)	(129)

Balance as of December 31, 2010	$188	$111

Gain Recognized in AOCI (Effective Portion)	80	47
Less: Gain Reclassified into Income (Effective Portion)	(214)	(127)

Balance as of December 31, 2011	$54	$31

The following shows the effect on the Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the years ended December 31, 2011, 2010 and 2009:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2011	2010	2009
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$205	$(53)	$128
Energy-Related Contracts	Energy Costs	(42)	(9)	(144)
Derivatives in NDT Fund	Other Income	0	0	13

Total PSEG and Power		$163	$(62)	$(3)

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $25 million, $24 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reflects the gross volume, on an absolute value basis, of derivatives as of December 31, 2011 and 2010:

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of December 31, 2011
Natural Gas	Dth	612	0	377	235
Electricity	MWh	137	0	137	0
Financial Transmission Rights (FTRs)	MWh	12	0	12	0
Interest Rate Swaps	US Dollars	1,100	1,100	0	0
Coal	Tons	1	0	1	0

As of December 31, 2010
Natural Gas	Dth	704	0	424	280
Electricity	MWh	154	0	154	0
Capacity	MW days	1	0	1	0
FTRs	MWh	23	0	23	0
Interest Rate Swaps	US Dollars	1,150	1,150	0	0

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

As of December 31, 2011, 96% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).

The following table provides information on Power’s credit risk from others, net of cash collateral, as of December 31, 2011. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$702	$83	$699	2	$427	(A)
Non-Investment Grade—External Rating	27	0	27	0	0
Investment Grade—No External Rating	9	0	9	0	0
Non-Investment Grade—No External Rating	1	0	1	0	0

Total	$739	$83	$736	2	$427

(A)	Includes net exposure of $339 million with PSE&G. The remaining net exposure of $88 million is with one non-affiliated power purchaser which is a regulated investment grade counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of December 31, 2011, Power had 203 active counterparties.

Note 17. Fair Value Measurements

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

Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2011, these consist primarily of power swaps whose basis is deemed significant to the fair value measurement and certain long-dated capacity positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

	Recurring Fair Value Measurements as of December 31, 2011

Description	Total	Cash Collateral Netting (F)	Quoted Market Prices of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$198	$(100)	$0	$257	$41
Interest Rate Swaps(B)	$64	$0	$0	$64	$0
NDT Fund:(C)
Equity Securities	$685	$0	$685	$0	$0
Debt Securities-Govt Obligations	$359	$0	$0	$359	$0
Debt Securities-Other	$281	$0	$0	$281	$0
Other Securities	$24	$0	$0	$24	$0
Rabbi Trust—Mutual Funds(C)	$172	$0	$19	$153	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(155)	$18	$0	$(153)	$(20)
Interest Rate Swaps(B)	$(2)	$0	$0	$(2)	$0
Non-Recourse Debt(E)	$(50)	$0	$0	$0	$(50)

Power
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$194	$(100)	$0	$257	$37
NDT Fund:(C)
Equity Securities	$685	$0	$685	$0	$0
Debt Securities-Govt Obligations	$359	$0	$0	$359	$0
Debt Securities-Other	$281	$0	$0	$281	$0
Other Securities	$24	$0	$0	$24	$0
Rabbi Trust—Mutual Funds(C)	$33	$0	$4	$29	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(148)	$18	$0	$(153)	$(13)

PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$4	$0	$0	$0	$4
Rabbi Trust—Mutual Funds(C)	$57	$0	$6	$51	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(7)	$0	$0	$0	$(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recurring Fair Value Measurements as of December 31, 2010
Description	Total	Cash Collateral Netting (F)	Quoted Market Prices of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$222	$(135)	$0	$228	$129
Interest Rate Swaps(B)	$39	$0	$0	$39	$0
NDT Fund:(C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trust—Mutual Funds(C)	$160	$0	$18	$142	$0
Other Long-Term Investments(D)	$2	$0	$2	$0	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(125)	$74	$0	$(117)	$(82)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$205	$(135)	$0	$228	$112
NDT Fund:(C)
Equity Securities	$735	$0	$735	$0	$0
Debt Securities-Govt Obligations	$303	$0	$0	$303	$0
Debt Securities-Other	$255	$0	$0	$255	$0
Other Securities	$70	$0	$0	$62	$8
Rabbi Trust—Mutual Funds(C)	$32	$0	$4	$28	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(113)	$74	$0	$(117)	$(70)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts(A)	$17	$0	$0	$0	$17
Rabbi Trust—Mutual Funds(C)	$54	$0	$6	$48	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts(A)	$(12)	$0	$0	$0	$(12)

(A)	Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask midpoints from multiple broker or dealer quotes or auction prices. Prices used in the valuation process are also corroborated independently by management to determine that values are based on actual transaction data or, in the absence of transactions, bid and offers for the day. Examples may include certain exchange and non-exchange traded capacity and electricity contracts and natural gas physical or swap contracts based on market prices, basis adjustments and other premiums where adjustments and premiums are not considered significant to the overall inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3—For energy-related contracts, which include more complex agreements where limited observable inputs or pricing information are available, modeling techniques are employed using assumptions reflective of contractual terms, current market rates, forward price curves, discount rates and risk factors, as applicable. For certain energy-related option contracts where daily settled option prices are not observable, a traditional Black-Scholes valuation methodology is used which incorporates an internally developed volatility curve that is considered a significant unobservable input. Fair values of other energy contracts may be based on broker quotes that we cannot corroborate with actual market transaction data. We considered the creditworthiness of our counterparties in the valuation of our energy-related contracts and the impacts are immaterial.

(B)	Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(C)	Power’s NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” These securities are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. All fair value measurements for the fund securities are provided by the trustees of these funds. Investments in marketable equity securities within the Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price (primarily Level 1).

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

The Rabbi Trust mutual funds are mainly invested in a United States bond index fund and a S&P 500 index fund. The equity index fund is valued based on quoted prices in an active market (Level 1) while the bond index fund is valued using recent exchange prices or a quoted bid (Level 2).

(D)	Other long-term investments consist of equity securities and are valued using a market based approach based on quoted market prices.

(E)	For Non-Recourse Debt, see Fair Value Option below.

(F)	Cash collateral netting represents collateral amounts netted against derivative assets and liabilities as permitted under the accounting guidance for Offsetting of Amounts Related to Certain Contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the years ended December 31, 2011 and 2010 follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Year Ended December 31, 2011

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2011	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) (C)	Issuances (Settlements) (D)	Transfers In (Out) (E)	Balance as of December 31, 2011
	Millions
PSEG
Net Derivative Assets	$47	$22	$(8)	$30	$(37)	$(33)	$21
NDT Fund	$8	$0	$0	$0	$0	$(8)	$0
Non-Recourse Debt	$0	$0	$0	$0	$(50)	$0	$(50)
Power
Net Derivative Assets	$42	$22	$0	$30	$(37)	$(33)	$24
NDT Fund	$8	$0	$0	$0	$0	$(8)	$0
PSE&G
Net Derivative Assets	$5	$0	$(8)	$0	$0	$0	$(3)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Year Ended December 31, 2010

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2010	Included in Income (F)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) and Settlements	Balance as of December 31, 2010
	Millions
PSEG
Net Derivative Assets	$105	$(36)	$(1)	$(21)	$47
NDT Fund	$9	$0	$0	$(1)	$8
Rabbi Trust Fund	$14	$0	$0	$(14)	$0
Power
Net Derivative Assets	$99	$(36)	$0	$(21)	$42
NDT Fund	$9	$0	$0	$(1)	$8
Rabbi Trust Fund	$3	$0	$0	$(3)	$0
PSE&G
Net Derivative Assets	$6	$0	$(1)	$0	$5
Rabbi Trust Fund	$5	$0	$0	$(5)	$0

(A)

PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $17 million is included in Operating Income, $2 million is included in OCI, and $3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million is included in Income from Discontinued Operations. Of the $17 million in Operating Income, $9 million is unrealized and $8 million is realized.

(B)	Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Includes $66 million in purchases and $(36) million in sales.

(D)	Includes $(25) million in issuances and $(12) million in settlements for derivative contracts and includes $(50) million of issuances due to initial recognition of lessor notes resulting from rejection of the Dynegy leveraged leases.

(E)	During the year ended December 31, 2011, $8 million of assets in the NDT Fund were transferred from Level 3 to Level 2, due to more observable pricing for the underlying securities and $33 million of net derivative assets were transferred from Level 3 to Level 2 due to more available observable market data. The transfers were recognized as of the beginning of the first quarter and fourth quarter, respectively, (i.e. the quarters in which the transfers occurred), as per PSEG’s policy.

(F)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $(61) million is included in Operating Income, $2 million is included in OCI, and $23 million is included in Income from Discontinued Operations. Of the $(61) million in Operating Income, $(51) million is unrealized and $(10) million is realized.

As of December 31, 2011, PSEG carried $1.6 billion of net assets that are measured at fair value on a recurring basis, of which $29 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net liabilities represented less than 1% of PSEG’s total assets.

As of December 31, 2010, PSEG carried $1.7 billion of net assets that are measured at fair value on a recurring basis, of which $55 million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represented less than 1% of PSEG’s total assets and there were no transfers among levels during the year ended December 31, 2010.

Fair Value Option

As of the December 31, 2011, the effective date of the Dynegy lease rejections, the leases of the Roseton and Danskammer generation facilities were effectively terminated and no longer qualified for leveraged lease accounting under the guidance for leases. As the owner of the facilities, Energy Holdings was required to recognize the underlying assets and nonrecourse notes payable (Notes) associated with these leases at their respective fair values on the effective date of the rejection. Energy Holdings has elected to record the Notes at fair value each reporting period under the fair value option in accordance with guidance for Financial Instruments. The fair value option permits the irrevocable fair value election for selected eligible financial assets or liabilities. Any changes in the fair value of the Notes will be included in earnings each period. The $550 million of contractual principal outstanding on the Notes, currently valued at $50 million, became eligible for the fair value option upon their initial recognition on the balance sheet when the leases were rejected. We elected this option to eliminate certain complexities in applying the effective interest method of amortization given the uncertain payment streams between the election date and the expected foreclosure date. There were no other debt instruments of this type eligible for the fair value option as of December 31, 2011. The $50 million fair value of these Notes is included on PSEG’s Consolidated Balance Sheet as of December 31, 2011. The fair value of the Notes include significant internal assumptions based on expected cash flows and the fair values of the underlying collateral. These Notes are classified as Level 3 in the fair value hierarchy as a result of mainly unobservable inputs.

The table of fair value of debt is included in Note 14. Schedule of Consolidated Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring Fair Value Measurements

2011

•

During the fourth quarter of 2011, DH filed for protection under Chapter 11 of the US Bankruptcy Code. As a result of the settlement agreement that was reached relating to the lease of electric generation facilities to subsidiaries of DH (See Note 8. Financing Receivables), Energy Holdings ceased leveraged lease accounting for the leased assets and recorded those generation facilities at their respective fair values totaling $50 million, which were carried as nonrecurring fair values at December 31, 2011. The fair values of those generation facilities were determined based on a third party appraisal using significant assumptions including expectations of cash flows which are considered mainly unobservable inputs (Level 3).

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

Note 18. Stock Based Compensation

PSEG’s 2004 Long-Term Incentive Plan (LTIP) is a broad-based equity compensation program that provides for grants of various long-term incentive compensation awards, such as stock options, stock appreciation rights, performance units, restricted stock, restricted stock units, cash awards or any combination thereof. The types of long-term incentive awards that have been granted and remain outstanding under the LTIPs are non-qualified options to purchase shares of PSEG’s common stock, restricted stock awards, restricted stock unit awards and performance unit awards. The type of equity award that is granted and the details of that award may vary from time to time and is subject to the approval of the Organization and Compensation Committee of PSEG’s Board of Directors (OCC), the plan’s administrative committee.

The 2004 LTIP currently provides for the issuance of equity awards with respect to approximately 26 million shares of common stock. As of December 31, 2011, there were approximately 18 million shares available for future awards under the 2004 LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Under the 2004 LTIP, non-qualified options to acquire shares of PSEG common stock may be granted to officers and other key employees selected by the OCC. Option awards are granted with an exercise price equal to the market price of PSEG’s common stock at the grant date. The options generally vest based on three to five years of continuous service. Vesting schedules may be accelerated upon the occurrence of certain events, such as a change-in-control (unless substituted with an equity award of equal value), retirement, death or disability. Options are exercisable over a period of time designated by the OCC (but not prior to one year or longer than 10 years from the date of grant) and are subject to such other terms and conditions as the OCC determines. Payment by option holders upon exercise of an option may be made in cash or, with the consent of the OCC, by delivering previously acquired shares of PSEG common stock.

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

Restricted Stock Units

Under the 2004 LTIP, PSEG has granted restricted stock unit awards to officers and certain other key employees. These awards, which are bookkeeping entries only, are subject to risk of forfeiture until vested by continued employment. Until vested, the units are credited with dividend equivalents proportionate to the dividends paid on PSEG common stock. Distributions are made in shares of common stock. The restricted stock unit grants for 2011 generally vest after three years. Prior to 2011, restricted stock unit grants generally vested over four years. Vesting may be accelerated upon certain events such as change-in-control, retirement, death or disability.

Performance Units

Under the 2004 LTIP, performance units were granted to officers and certain other employees, which provide for payment in shares of PSEG common stock based on achievement of certain financial goals over a three-year performance period. The payout varies from 0% to 200% of the number of performance units granted depending on PSEG’s performance with respect to certain financial targets, including targets related to comparative performance against other companies in a peer group of energy companies. The performance units are credited with dividend equivalents in an amount equal to dividends paid on PSEG common stock up until the shares are distributed. Vesting may be pro-rated for the employee’s service during the performance period as a result of certain events, such as change-in-control (unless substituted with an equity award of equal value), retirement, death or disability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100% of the original grant. The accrual is adjusted for subsequent changes in the estimated or actual outcome.

	2011	2010	2009
		Millions
Compensation Cost included in Operation and Maintenance Expense	$23	$29	$27
Income Tax Benefit Recognized in Consolidated Statement of Operations	$10	$12	$11

There was $1 million, $1 million and $3 million of excess tax benefits included as financing cash flows on the Consolidated Statements of Cash Flow for the years ended December 31, 2011, 2010 and 2009, respectively.

PSEG recognizes compensation cost of awards issued over the shorter of the original vesting period or the period beginning on the date of grant and ending on the date an individual is eligible for retirement and the award vests.

Changes in stock options for 2011 are summarized as follows:

	2011
	Options	Weighted Average Exercise Price
Beginning of Year	3,660,634	$32.22
Exercised	(263,600)	23.68
Forfeited	(70,750)	31.65
Expired	(53,984)	40.98

End of Year	3,272,300	$32.78

Exercisable at End of Year	2,641,475	$32.91

Options	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5.9	$8,614,956
Exercisable at December 31, 2011	5.4	$7,918,875

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2011 and 2010. The following weighted average assumptions were used for grants in 2009:

2009
Expected Volatility	29.00%
Risk-Free Interest Rate	2.84%
Expected Life (Years)	6.25
Weighted Average Dividend Yield	4.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of options is the difference between the current market price and the exercise price. Activity for options exercised for the years ended December 31, 2011, 2010 and 2009 is shown below:

	2011	2010	2009
	Millions
Total Intrinsic Value of Options Exercised	$2	$1	$4
Cash Received from Options Exercised	$6	$3	$11
Tax Benefit Realized from Options Exercised	$1	$1	$3

Approximately one million options vested during the years ended December 31, 2011, 2010 and 2009. The weighted average fair value per share for options vested during the years ended December 31, 2011, 2010 and 2009 was $34.30, $34.57 and $35.07, respectively.

As of December 31, 2011, there was approximately $3 million of unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 0.82 years.

Restricted Stock Information

Changes in restricted stock for the year ended December 31, 2011 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	117,702	$35.71
Granted	0	$0.00
Vested	(47,402)	$39.99
Canceled	0	$0.00

Outstanding at December 31, 2011	70,300	$32.83	1.1	$2,320,603

The weighted average grant date fair value per share was $30.18 for restricted stock awards granted during 2009. There were no restricted stock awards granted in 2011 and 2010.

The total intrinsic value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $1 million, $3 million and $3 million, respectively.

As of December 31, 2011, there was approximately $0.7 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 0.7 years.

Restricted Stock Units

Changes in restricted stock units for the year ended December 31, 2011 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Years Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	814,361	$33.33
Granted	110,845	$32.03
Vested	(216,158)	$36.99
Canceled	(60,497)	$40.96

Outstanding at December 31, 2011	648,551	$31.17	1.5	$21,408,669

The weighted average grant date fair value per share for restricted stock during the years ended December 31, 2011, 2010 and 2009 was $32.03, $31.13 and $30.19 per share, respectively.

The total intrinsic value of restricted stock units vested during the year ended December 31, 2011 was $7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, there was approximately $9 million of unrecognized compensation cost related to the restricted stock units, which is expected to be recognized over a weighted average period of 1.2 years. Dividend equivalents of 29,817 accrued on the restricted stock units during the year.

Performance Units Information

Changes in Performance Units for the year ended December 31, 2011 are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	881,589	$33.77
Granted	63,250	$35.33
Vested	(244,406)	$30.60
Cancelled	(58,447)	$33.78

Outstanding at December 31, 2011	641,986	$35.13	1.6	$21,191,958

The weighted average grant date fair value per share for performance units during the years ended December 31, 2011, 2010 and 2009 was $35.33, $34.29 and $36.41 per share, respectively.

The total intrinsic value of performance units vested during the year ended December 31, 2011 was $9 million.

As of December 31, 2011, there was approximately $11 million of unrecognized compensation cost related to the performance units, which is expected to be recognized over a weighted average period of 1 year. Dividend equivalents of 42,235 accrued on the performance share units during the year.

Outside Directors

Under the Directors Equity Plan, annually, on May 1, each non-employee member of the Board of Directors is awarded stock units based on amount of annual compensation to be paid and the May 1 closing price of PSEG common stock. Dividend equivalents are credited quarterly and distributions will commence upon the director leaving the Board.

The fair value of these awards is recorded as compensation expense in the Consolidated Statements of Operations. Compensation expense for the plan for each of the years ended December 31, 2011, 2010 and 2009 was approximately $1 million.

Employee Stock Purchase Plan

PSEG maintains an employee stock purchase plan for all eligible employees of PSEG and its subsidiaries. Under the plan, shares of PSEG common stock may be purchased at 95% of the fair market value through payroll deductions. In any year, employees may purchase shares having a value not exceeding 10% of their base pay. During the years ended December 31, 2011, 2010 and 2009, employees purchased 183,338, 178,684 and 173,350 shares at an average price of $30.69, $30.32 and $29.20 per share, respectively. As of December 31, 2011, 3.6 million shares were available for future issuance under this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated Total
	Millions
For the Year Ended December 31, 2011:
NDT Fund Gains, Interest, Dividend and Other Income	$186	$0	$0	$186
Solar Loan Interest	0	10	0	10
Other	4	15	5	24

Total Other Income	$190	$25	$5	$220

For the Year Ended December 31, 2010:
NDT Fund Gains, Interest, Dividend and Other Income	$159	$0	$0	$159
Realized Gains from Rabbi Trust	7	11	13	31
Solar Loan Interest	0	6	0	6
Other	4	9	12	25

Total Other Income	$170	$26	$25	$221

For the Year Ended December 31, 2009:
NDT Fund Gains, Interest, Dividend and Other Income	$227	$0	$0	$227
Solar Loan Interest	0	1	0	1
Other	6	7	5	18

Total Other Income	$233	$8	$5	$246

Other Deductions	Power	PSE&G	Other (A)	Consolidated Total
	Millions
For the Year Ended December 31, 2011:
NDT Fund Realized Losses and Expense	$50	$0	$0	$50
Loss on Early Extinguishment of Debt	17	0	0	17
Other	12	4	2	18

Total Other Deductions	$79	$4	$2	$85

For the Year Ended December 31, 2010:
NDT Fund Realized Losses and Expense	$45	$0	$0	$45
Other	8	3	7	18

Total Other Deductions	$53	$3	$7	$63

For the Year Ended December 31, 2009:
NDT Fund Realized Losses and Expense	$117	$0	$0	$117
Other	18	3	23	44

Total Other Deductions	$135	$3	$23	$161

(A)	Other primarily consists of activity at PSEG (parent company), Energy Holdings and Services and intercompany eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Income Taxes

A reconciliation of reported income tax expense for PSEG with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	Millions
Net Income	$1,503	$1,564	$1,592
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax benefit	96	7	(2)

Income from Continuing Operations	1,407	1,557	1,594
Preferred Dividends	0	(1)	(4)

Income from Continuing Operations, excluding Preferred Dividends	$1,407	$1,558	$1,598

Income Taxes:
Operating Income:
Current Expense:
Federal	$258	$(166)	$560
State	32	157	257

Total Current	290	(9)	817

Deferred Expense:
Federal	501	992	178
State	191	79	44

Total Deferred	692	1,071	222

Investment Tax Credit	(5)	(3)	3

Total Income Taxes	$977	$1,059	$1,042

Pre-Tax Income	$2,384	$2,617	$2,640

Tax Computed at Statutory Rate @ 35%	$834	$916	$924
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	146	154	201
Uncertain Tax Positions	19	30	(73)
Manufacturing Deduction	(15)	(24)	(7)
Nuclear Decommissioning Trust	14	10	7
Plant-Related Items	(6)	(3)	3
Tax Credits	(5)	(2)	(3)
Other	(10)	(22)	(10)

Sub-Total	143	143	118

Total Income Tax Provision	$977	$1,059	$1,042

Effective Income Tax Rate	41.0%	40.5%	39.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSEG:

	As of December 31,
	2011	2010
	Millions
Deferred Income Taxes
Assets:
Current (net)	$0	$43

Noncurrent:
Unrecovered Investment Tax Credit	$15	$18
Accumulated Other Comprehensive Income (Loss)	39	79
Cumulative Effect of a Change in Accounting Principle	11	11
New Jersey Corporate Business Tax	0	17
OPEB	208	197
Cost of Removal	51	51
Contractual Liabilities & Environmental Costs	35	35
MTC	26	47
Related to Uncertain Tax Positions	104	73
Other	44	58

Total Non-Current Assets	$533	$586

Total Assets	$533	$629

Liabilities:
Current (net)	$170	$0

Noncurrent:
Plant-Related Items	3,894	3,169
Nuclear Decommissioning	155	171
New Jersey Corporate Business Tax	180	0
Securitization	495	686
Leasing Activities	527	839
Partnership Activity	18	18
Conservation Costs	97	62
Energy Clause Recoveries	0	76
Pension Costs	129	189
AROs	302	287
Taxes Recoverable Through Future Rate (net)	158	158
Other	0	18

Total Noncurrent Liabilities	$5,955	$5,673

Total Liabilities	$6,125	$5,673

Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Assets	$0	$43

Net Current Deferred Income Tax Liability	$170	$0

Net Noncurrent Deferred Income Tax Liabilities	$5,422	$5,087
Investment Tax Credit (ITC)	36	42

Net Total Noncurrent Deferred Income Taxes and ITC	$5,458	$5,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for Power with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	Millions
Net Income	$1,098	$1,143	$1,189
Income (Loss) from Discontinued Operations, net of tax	96	7	(2)

Income from Continuing Operations	$1,002	$1,136	$1,191

Income Taxes:
Operating Income:
Current Expense:
Federal	$400	$12	$416
State	40	127	144

Total Current	440	139	560

Deferred Expense:
Federal	151	598	177
State	94	41	30

Total Deferred	245	639	207

Total Income Taxes	$685	$778	$767

Pre-Tax Income	$1,687	$1,914	$1,958

Tax Computed at Statutory Rate @ 35%	$591	$670	$685
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	87	109	113
Manufacturing Deduction	(15)	(24)	(7)
Nuclear Decommissioning Trust	14	10	7
Uncertain Tax Positions	11	10	(26)
Other	(3)	3	(5)

Sub-Total	94	108	82

Total Income Tax Provision	$685	$778	$767

Effective Income Tax Rate	40.6%	40.6%	39.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for Power:

	As of December 31,
	2011	2010
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Cumulative Effect of a Change in Accounting Principle	$11	$11
New Jersey Corporate Business Tax	0	73
Pension Costs	53	12
Accumulated Other Comprehensive Income (Loss)	39	40
Cost of Removal	51	51
Contractual Liabilities & Environmental Costs	35	35
Related to Uncertain Tax Positions	4	0
Other	22	38

Total Noncurrent Assets	$215	$260

Total Assets	$215	$260

Liabilities:
Current (net)	$53	$64

Noncurrent:
Plant-Related Items	$1,013	$927
New Jersey Corporate Business Tax	7	0
Nuclear Decommissioning	155	171
AROs	302	287
Related to Uncertain Tax Positions	0	16

Total Noncurrent Liabilities	$1,477	$1,401

Total Liabilities	$1,530	$1,465

Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Liabilities	$53	$64

Net Noncurrent Deferred Income Tax Liabilities	$1,262	$1,141
Investment Tax Credit (ITC)	4	5

Net Total Noncurrent Deferred Income Taxes and ITC	$1,266	$1,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of reported income tax expense for PSE&G with the amount computed by multiplying pre-tax income by the statutory federal income tax rate of 35% is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	Millions
Net Income	$521	$358	$321
Preferred Dividends	0	(1)	(4)

Income from Continuing Operations, excluding Preferred Dividends	$521	$359	$325

Income Taxes:
Operating Income:
Current Expense:
Federal	$(225)	$(211)	$7
State	(6)	(1)	22

Total Current	(231)	(212)	29

Deferred Expense:
Federal	483	384	158
State	92	63	38

Total Deferred	575	447	196

Investment Tax Credit	(4)	(3)	1

Total Income Taxes	$340	$232	$226

Pre-Tax Income	$861	$591	$551

Tax Computed at Statutory Rate @ 35%	$301	$207	$193
Increase (Decrease) Attributable to Flow-Through of Certain Tax Adjustments:
State Income Taxes (net of federal income tax)	56	40	39
Uncertain Tax Positions	(1)	(1)	(3)
Plant-Related Items	(6)	(3)	3
Tax Credits	(4)	(2)	(3)
Other	(6)	(9)	(3)

Sub-Total	39	25	33

Total Income Tax Provision	$340	$232	$226

Effective Income Tax Rate	39.5%	39.2%	41.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of deferred income taxes for PSE&G:

	As of December 31,
	2011	2010
	Millions
Deferred Income Taxes
Assets:
Noncurrent:
Unrecovered ITC	$10	$12
OPEB	197	189
MTC	26	47
Related to Uncertain Tax Positions	30	24
Other	13	5

Total Noncurrent Assets	$276	$277

Total Assets	$276	$277

Liabilities:
Current (net)	$32	$19

Noncurrent:
Plant-Related Items	$2,875	$2,216
New Jersey Corporate Business Tax	146	0
Securitization	495	686
Conservation Costs	97	62
Energy Clause Recoveries	0	76
Pension Costs	151	172
Taxes Recoverable Through Future Rate (net)	158	158

Total Noncurrent Liabilities	$3,922	$3,370

Total Liabilities	$3,954	$3,389

Summary of Accumulated Deferred Income Taxes:
Net Current Deferred Income Tax Liability	$32	$19

Net Noncurrent Deferred Income Tax Liability	$3,646	$3,093
Investment Tax Credit (ITC)	29	34

Net Total Noncurrent Deferred Income Taxes and ITC	$3,675	$3,127

As of December 31, 2011, PSE&G has New Jersey State income tax net operating loss (NOL) carryforwards of $127 million, which will expire in 2030. We believe that it is more likely than not that the benefit from the state NOL carryforwards will be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Two other tax provisions were enacted during 2010 that will have a significant impact on PSEG’s cash position. The Small Business Jobs Act of 2010, enacted September 27, 2010, extended the tax deduction for 50% bonus depreciation through 2010 for qualified property. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted December 17, 2010, included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 will be eligible for 50% bonus depreciation for tax purposes. These provisions will generate cash for PSEG through tax benefits related to the accelerated depreciation most of which was realized in 2011. These tax benefits would have otherwise been received over an estimated average 20 year period.

During 2011, PSE&G accrued $51 million of Investment Tax Credits (ITC) associated with alternative energy projects. Because the law provides an option to claim either a grant or the ITC, the ITC has been accounted for as a reduction of the book basis of the related assets as opposed to being recorded in tax expense.

PSEG recorded the following amounts related to its unrecognized tax benefits, which was primarily comprised of amounts recorded for Power, PSE&G and Energy Holdings:

2011	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits at January 1, 2011	$756	$101	$82	$539
Increases as a Result of Positions Taken in a Prior Period	58	24	14	17
Decreases as a Result of Positions Taken in a Prior Period	(22)	(9)	0	(12)
Increases as a Result of Positions Taken during the Current Period	37	8	18	11
Decreases as a Result of Positions Taken during the Current Period	(4)	(3)	(1)	0
Decreases as a Result of Settlements with Taxing Authorities	0	0	0	0
Decreases due to Lapses of Applicable Statute of Limitations	0	0	0	0

Total Amount of Unrecognized Tax Benefits at December 31, 2011	$825	$121	$113	$555

Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(379)	(77)	(65)	(213)
Regulatory Asset—Unrecognized Tax Benefits	(20)	0	(20)	0

Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$426	$44	$28	$342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits at January 1, 2010	$836	$(42)	$35	$820
Increases as a Result of Positions Taken in a Prior Period	290	111	79	90
Decreases as a Result of Positions Taken in a Prior Period	(450)	(29)	(38)	(383)
Increases as a Result of Positions Taken during the Current Period	82	63	6	12
Decreases as a Result of Positions Taken during the Current Period	(2)	(2)	0	0
Decreases as a Result of Settlements with Taxing Authorities	0	0	0	0
Decreases due to Lapses of Applicable Statute of Limitations	0	0	0	0

Total Amount of Unrecognized Tax Benefits at December 31, 2010	$756	$101	$82	$539

Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(332)	(67)	(38)	(204)
Regulatory Asset—Unrecognized Tax Benefits	(16)	0	(16)	0

Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$408	$34	$28	$335

2009	PSEG	Power	PSE&G	Energy Holdings
	Millions
Total Amount of Unrecognized Tax Benefits at January 1, 2009	$1,403	$30	$27	$1,323
Increases as a Result of Positions Taken in a Prior Period	37	1	8	26
Decreases as a Result of Positions Taken in a Prior Period	(580)	(39)	(9)	(530)
Increases as a Result of Positions Taken during the Current Period	15	1	10	4
Decreases as a Result of Positions Taken during the Current Period	(19)	(18)	(1)	0
Decreases as a Result of Settlements with Taxing Authorities	(5)	(5)	0	0
Decreases due to Lapses of Applicable Statute of Limitations	(15)	(12)	0	(3)

Total Amount of Unrecognized Tax Benefits at December 31, 2009	$836	$(42)	$35	$820

Accumulated Deferred Income Taxes Associated with Unrecognized Tax Benefits	(508)	37	22	(551)
Regulatory Asset—Unrecognized Tax Benefits	(55)	0	(55)	0

Total Amount of Unrecognized Tax Benefits that if Recognized, would Impact the Effective Tax Rate (including Interest and Penalties)	$273	$(5)	$2	$269

On June 26, 2009, September 15, 2008 and December 17, 2007, PSEG made tax deposits with the IRS in the amount of $140 million, $80 million and $100 million, respectively, to defray potential interest costs associated with disputed tax assessments associated with certain lease investments (see Note 13. Commitments and Contingent Liabilities). The $320 million of deposits are fully refundable and are recorded in Current Accrued Taxes on PSEG’s Consolidated Balance Sheets, but are not reflected in the amounts shown above. On January 31, 2012, PSEG signed a specific matter closing agreement with the IRS regarding this matter. Based on this agreement, these deposits will be applied against tax and interest due pursuant to the closing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSEG and its subsidiaries include all accrued interest and penalties related to uncertain tax positions required to be recorded, as income tax expense. Interest and penalties on uncertain tax positions were as follows:

	Interest and Penalties on Uncertain Tax Positions Years Ended December 31,
	2011	2010	2009
	Millions
Power	$(11)	$(17)	$(2)
PSE&G	(24)	(20)	(22)
Energy Holdings	420	407	370
Other	10	9	8

Total	$395	$379	$354

It is reasonably possible that total unrecognized tax benefits will decrease within the next twelve months due to either agreements with various taxing authorities upon audit or the expiration of the Statute of Limitations. These potential decreases are as follows:

Possible Decrease in Total Unrecognized Tax Benefits including Interest	Over the next 12 Months
Millions
PSEG	$579
Power	$64
PSE&G	$27

As a result of a change in accounting method for the capitalization of indirect costs, PSEG reduced the net amount of its uncertain tax positions (including interest) by $97 million, approximately $43 million of which related to PSE&G. Pursuant to an agreement signed with the IRS on January 31, 2012, this matter is settled and there will be a resulting increase in uncertain tax positions within the next twelve months. These amounts are not included in the table above.
Due to a specific matter closing agreement signed with the IRS on January 31, 2012, unrecognized tax benefits associated with the leasing tax issue discussed in Note 13. Commitments and Contingent Liabilities, will decrease by approximately $300 million within the next twelve months.

Description of income tax years that remain subject to examination by material jurisdictions, where an examination has not already concluded are:

	PSEG	Power	PSE&G
United States
Federal	2007-2010	2007-2010	2007-2010
New Jersey	2006-2010	N/A	2006-2010
Pennsylvania	2009-2010	N/A	2008-2010
Connecticut	2007-2010	N/A	N/A
Texas	2007-2010	N/A	N/A
California	2003-2010	N/A	N/A
New York	2004-2010	2004-2010	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Years Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator:
(Millions)
Continuing Operations	$1,407	$1,407	$1,557	$1,557	$1,594	$1,594
Discontinued Operations	96	96	7	7	(2)	(2)

Net Income	$1,503	$1,503	$1,564	$1,564	$1,592	$1,592

EPS Denominator:
(Thousands)
Weighted Average Common Shares Outstanding	505,949	505,949	505,985	505,985	505,986	505,986
Effect of Stock Based Compensation Awards	0	1,033	0	1,060	0	1,078

Total Shares	505,949	506,982	505,985	507,045	505,986	507,064

EPS:
Continuing Operations	$2.78	$2.77	$3.08	$3.07	$3.15	$3.14
Discontinued Operations	0.19	0.19	0.01	0.01	0.00	0.00

Net Income	$2.97	$2.96	$3.09	$3.08	$3.15	$3.14

There were approximately 1.8 million, 1.9 million and 1.6 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the years ended December 31, 2011, 2010 and 2009, respectively. No other stock options had an antidilutive effect for the years ended December 31, 2011, 2010 or 2009.

Dividends

	For the Years Ended December 31,
Dividend Payments on Common Stock	2011	2010	2009
Per Share	$1.37	$1.37	$1.33
in Millions	$693	$693	$673

On February 21, 2012, PSEG’s Board of Directors approved a $0.3550 per share common stock dividend for the first quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Energy Holdings

Energy Holdings earns revenues from its solar generation projects and its portfolio of passive investments primarily consisting of domestic leveraged leases. Gains and losses on sales of the lease investments are typically recognized in revenues. Energy Holdings also has equity method generation projects. Earnings from these projects are presented below Operating Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	PSE&G	Energy Holdings	Other	Consolidated Total
	Millions
For the Year Ended December 31, 2011:
Operating Revenues	$6,143	$7,326	$(140)	$(2,250)	$11,079
Depreciation and Amortization	224	719	15	18	976
Operating Income (Loss)	1,771	1,151	(197)	17	2,742
Income from Equity Method Investments	0	0	4	0	4
Interest Income	4	12	2	1	19
Interest Expense	175	310	3	(13)	475
Income (Loss) before Income Taxes	1,687	861	(193)	29	2,384
Income Tax Expense (Benefit)	685	340	(59)	11	977
Income (Loss) from Continuing Operations	1,002	521	(134)	18	1,407
Income from Discontinued Operations, net of tax	96	0	0	0	96
Net Income (Loss)	1,098	521	(134)	18	1,503
Segment Earnings (Loss)	1,098	521	(134)	18	1,503
Gross Additions to Long-Lived Assets	$757	$1,302	$4	$20	$2,083
As of December 31, 2011:
Total Assets	$11,087	$17,487	$1,888	$(641)	$29,821
Investments in Equity Method Subsidiaries	$31	$0	$106	$0	$137

	Power	PSE&G	Energy Holdings	Other	Consolidated Total
	Millions
For the Year Ended December 31, 2010:
Operating Revenues	$6,558	$7,869	$137	$(2,771)	$11,793
Depreciation and Amortization	175	750	14	16	955
Operating Income (Loss)	1,963	886	81	7	2,937
Income from Equity Method Investments	0	0	4	0	4
Interest Income	3	7	2	8	20
Interest Expense	157	318	11	(14)	472
Income (Loss) before Income Taxes	1,914	591	86	25	2,616
Income Tax Expense (Benefit)	778	232	37	12	1,059
Income (Loss) from Continuing Operations	1,136	359	49	13	1,557
Income from Discontinued Operations, net of tax	7	0	0	0	7
Net Income (Loss)	1,143	359	49	13	1,564
Segment Earnings (Loss)	1,143	358	49	14	1,564
Gross Additions to Long-Lived Assets	$825	$1,257	$63	$15	$2,160
As of December 31, 2010:
Total Assets	$11,452	$16,873	$2,234	$(650)	$29,909
Investments in Equity Method Subsidiaries	$25	$0	$105	$0	$130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	PSE&G	Energy Holdings	Other	Consolidated Total
	Millions
For the Year Ended December 31, 2009:
Operating Revenues	$6,772	$8,243	$221	$(3,201)	$12,035
Depreciation and Amortization	184	608	11	16	819
Operating Income (Loss)	2,081	858	163	14	3,116
Income from Equity Method Investments	0	0	17	0	17
Interest Income	6	2	5	(6)	7
Interest Expense	161	312	37	11	521
Income (Loss) before Income Taxes	1,958	551	117	10	2,636
Income Tax Expense (Benefit)	767	226	45	4	1,042
Income (Loss) from Continuing Operations	1,191	325	72	6	1,594
Loss from Discontinued Operations, net of tax	(2)	0	0	0	(2)
Net Income (Loss)	1,189	325	72	6	1,592
Segment Earnings (Loss)	1,189	321	72	10	1,592
Gross Additions to Long-Lived Assets	$869	$855	$62	$8	$1,794

Note 23. Related-Party Transactions

The majority of the following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

Power

The financial statements for Power include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2011	2010	2009
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS(A)	$1,294	$1,591	$1,838
Billings to PSE&G through BGS(A)	921	1,139	1,322

Total Revenue from Affiliates	$2,215	$2,730	$3,160

Expense Billings from Affiliates:
Administrative Billings from Services(B)	$(147)	$(145)	$(153)

Total Expense Billings from Affiliates	$(147)	$(145)	$(153)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
Related Party Transactions	2011	2010
	Millions
Receivables from PSE&G through BGS and BGSS Contracts(A)	$247	$372
Receivables from PSE&G Related to Gas Supply Hedges for BGSS(A)	109	58
Receivable from (Payable to) Services(B)	(26)	(26)
Tax Receivable from (Payable to) PSEG(C)	58	381
Receivable from (Payable to) PSEG	(7)	(3)

Accounts Receivable (Payable)—Affiliated Companies, net	$381	$782

Short-Term Loan to (from) Affiliate (demand Note to (from) PSEG)(D)	$907	$398

Working Capital Advances to Services(E)	$17	$17

Long-Term Accrued Taxes Receivable (Payable)(C)	$(8)	$16

PSE&G

The financial statements for PSE&G include transactions with related parties presented as follows:

	Years Ended December 31,
Related Party Transactions	2011	2010	2009
	Millions
Expense Billings from Affiliates:
Billings from Power through BGSS(A)	$(1,294)	$(1,591)	$(1,838)
Billings from Power through BGS(A)	(921)	(1,139)	(1,322)
Administrative Billings from Services(B)	(210)	(206)	(240)

Total Expense Billings from Affiliates	$(2,425)	$(2,936)	$(3,400)

	Years Ended December 31,
Related Party Transactions	2011	2010
	Millions
Payable to Power through BGS and BGSS Contracts(A)	$(247)	$(372)
Payable to Power Related to Gas Supply Hedges for BGSS(A)	(109)	(58)
Payable to Power from SREC Liability(F)	(7)	(7)
Receivable from (Payable to) Services(B)	(56)	(48)
Tax Receivable from (Payable to) PSEG(C)	131	394
Receivable from (Payable to) PSEG	8	6

Accounts Receivable (Payable)—Affiliated Companies, net	$(280)	$(85)

Working Capital Advances to Services(E)	$33	$33

Long-Term Accrued Taxes Receivable (Payable)(C)	$(83)	$(74)

(A)	PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 31, 2012 and year-to-year thereafter. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

(B)	Services provides and bills administrative services to Power and PSE&G at cost. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)	PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Consolidated Balance Sheets.

(F)	In 2008, the BPU issued a decision that certain BGS suppliers will be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) during the period June 1, 2008 through May 31, 2010. The BPU order further provided that the excess cost may be passed on to ratepayers. Following an appeal, on March 10, 2011, the New Jersey Supreme Court reversed and remanded the BPU’s 2008 order. The Court did not rule on the substantive issue of whether the pass-through of SREC costs was appropriate. The BPU subsequently held a legislative hearing process to comply with the Court’s ruling. PSE&G, along with other New Jersey utilities and Power participated at the hearing and filed comments. The BPU has not yet issued a decision. PSE&G has estimated and accrued a total liability for the excess SREC cost of $17 million as of December 31, 2011 and 2010, including approximately $7 million for Power’s share which is included in PSE&G’s Accounts Payable—Affiliated Companies as of December 31, 2011 and 2010. Under current guidance, Power is unable to record the related intercompany receivable on its Consolidated Balance Sheet. As a result, PSE&G’s liability to Power is not eliminated in consolidation and is included in Other Current Liabilities on PSEG’s Consolidated Balance Sheet as of December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Selected Quarterly Data (Unaudited)

The information shown in the following tables, in the opinion of PSEG, Power and PSE&G includes all adjustments, consisting only of normal recurring accruals, necessary to fairly present such amounts.

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
PSEG Consolidated:	Millions
Operating Revenues	$3,354	$3,573	$2,469	$2,361	$2,620	$3,114	$2,636	$2,745
Operating Income	$856	$946	$621	$431	$556	$971	$709	$589
Income (Loss) from Continuing Operations	$462	$498	$320	$222	$265	$547	$360	$290
Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal, net of tax	$64	$(7)	$3	$2	$29	$20	$0	$(8)
Net Income (Loss)	$526	$491	$323	$224	$294	$567	$360	$282
Earnings Per Share:
Basic:
Income (Loss) from Continuing Operations	$0.91	$0.99	$0.63	$0.44	$0.52	$1.08	$0.71	$0.57
Net Income (Loss)	$1.04	$0.97	$0.63	$0.44	$0.58	$1.12	$0.71	$0.56
Diluted:
Income (Loss) from Continuing Operations	$0.91	$0.99	$0.63	$0.44	$0.52	$1.08	$0.71	$0.57
Net Income (Loss)	$1.04	$0.97	$0.63	$0.44	$0.58	$1.12	$0.71	$0.56
Weighted Average Common Shares Outstanding:
Basic	506	506	506	506	506	506	506	506
Diluted	507	507	507	507	507	507	507	507

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Power:	Millions
Operating Revenues	$1,967	$2,196	$1,285	$1,264	$1,398	$1,523	$1,493	$1,575
Operating Income	$501	$651	$355	$348	$483	$607	$432	$357
Income (Loss) from Continuing Operations	$298	$371	$205	$202	$273	$364	$226	$199
Income (Loss) from Discontinued Operations, including Gain (Loss) on Disposal, net of tax	$64	$(7)	$3	$2	$29	$20	$0	$(8)
Net Income (Loss)	$362	$364	$208	$204	$302	$384	$226	$191

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
PSE&G:	Millions
Operating Revenues	$2,306	$2,444	$1,571	$1,536	$1,841	$2,007	$1,608	$1,882
Operating Income	$350	$271	$252	$71	$328	$325	$221	$219
Income (Loss) from Continuing Operations	$163	$118	$105	$3	$154	$155	$99	$83
Net Income (Loss)	$163	$118	$105	$3	$154	$155	$99	$83
Earnings Available to PSEG	$163	$117	$105	$3	$154	$155	$99	$83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Guarantees of Debt

Power’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following table presents financial information for the guarantor subsidiaries as well as Power’s non-guarantor subsidiaries as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
For the Year Ended December 31, 2011:
Operating Revenues	$0	$7,452	$146	$(1,455)	$6,143
Operating Expenses	5	5,673	150	(1,456)	4,372

Operating Income (Loss)	(5)	1,779	(4)	1	1,771
Equity Earnings (Losses) of Subsidiaries	1,175	92	0	(1,267)	0
Other Income	40	195	0	(45)	190
Other Deductions	(28)	(51)	0	0	(79)
Other-Than-Temporary Investments	(1)	(19)	0	0	(20)
Interest Expense	(146)	(56)	(18)	45	(175)
Income Tax Benefit (Expense)	63	(762)	14	0	(685)
Income (Loss) on Discontinued Operations, net of Tax Benefit	0	0	97	(1)	96

Net Income (Loss)	$1,098	$1,178	$89	$(1,267)	$1,098

As of December 31, 2011:
Current Assets	$4,311	$7,248	$951	$(9,823)	$2,687
Property, Plant and Equipment, net	66	5,715	950	0	6,731
Investment in Subsidiaries	4,185	804	0	(4,989)	0
Noncurrent Assets	179	1,557	51	(118)	1,669

Total Assets	$8,741	$15,324	$1,952	$(14,930)	$11,087

Current Liabilities	$172	$9,549	$1,003	$(9,822)	$902
Noncurrent Liabilities	440	1,589	145	(118)	2,056
Long-Term Debt	2,685	0	0	0	2,685
Member’s Equity	5,444	4,186	804	(4,990)	5,444

Total Liabilities and Member’s Equity	$8,741	$15,324	$1,952	$(14,930)	$11,087

For the Year Ended December 31, 2011:
Net Cash Provided By (Used In) Operating Activities	$609	$2,427	$(284)	$(940)	$1,812
Net Cash Provided By (Used In) Investing Activities	$596	$(1,171)	$594	$(597)	$(578)
Net Cash Provided By (Used In) Financing Activities	$(1,205)	$(1,256)	$(309)	$1,537	$(1,233)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
For the Year Ended December 31, 2010:
Operating Revenues	$0	$7,746	$125	$(1,313)	$6,558
Operating Expenses	9	5,760	139	(1,313)	4,595

Operating Income (Loss)	(9)	1,986	(14)	0	1,963
Equity Earnings (Losses) of Subsidiaries	1,182	(15)	0	(1,167)	0
Other Income	45	170	0	(45)	170
Other Deductions	(4)	(49)	0	0	(53)
Other-Than-Temporary Investments	0	(9)	0	0	(9)
Interest Expense	(113)	(67)	(22)	45	(157)
Income Tax Benefit (Expense)	42	(834)	14	0	(778)
Income (Loss) on Discontinued Operations, net of Tax Benefit	0	0	7	0	7

Net Income (Loss)	$1,143	$1,182	$(15)	$(1,167)	$1,143

As of December 31, 2010:
Current Assets	$3,988	$6,807	$1,117	$(8,468)	$3,444
Property, Plant and Equipment, net	55	5,385	902	0	6,342
Investment in Subsidiaries	4,794	1,079	0	(5,873)	0
Noncurrent Assets	170	1,549	41	(94)	1,666

Total Assets	$9,007	$14,820	$2,060	$(14,435)	$11,452

Current Liabilities	$751	$8,519	$849	$(8,468)	$1,651
Noncurrent Liabilities	423	1,510	129	(93)	1,969
Long-Term Debt	2,805	0	0	0	2,805
Member’s Equity	5,028	4,791	1,082	(5,874)	5,027

Total Liabilities and Member’s Equity	$9,007	$14,820	$2,060	$(14,435)	$11,452

For the Year Ended December 31, 2010:
Net Cash Provided By (Used In) Operating Activities	$467	$2,249	$28	$(1,178)	$1,566
Net Cash Provided By (Used In) Investing Activities	$(252)	$(1,567)	$(34)	$648	$(1,205)
Net Cash Provided By (Used In) Financing Activities	$(216)	$(687)	$(40)	$529	$(414)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
For the Year Ended December 31, 2009:
Operating Revenues	$0	$7,932	$122	$(1,282)	$6,772
Operating Expenses	4	5,846	125	(1,284)	4,691

Operating Income (Loss)	(4)	2,086	(3)	2	2,081
Equity Earnings (Losses) of Subsidiaries	1,208	(20)	0	(1,188)	0
Other Income	57	256	1	(81)	233
Other Deductions	(14)	(120)	0	(1)	(135)
Other-Than-Temporary Investments	0	(60)	0	0	(60)
Interest Expense	(145)	(73)	(23)	80	(161)
Income Tax Benefit (Expense)	87	(861)	7	0	(767)
Income (Loss) on Discontinued Operations, net of Tax Benefit	0	0	(2)	0	(2)

Net Income (Loss)	$1,189	$1,208	$(20)	$(1,188)	$1,189

For the Year Ended December 31, 2009:
Net Cash Provided By (Used In) Operating Activities	$383	$2,520	$10	$(1,255)	$1,658
Net Cash Provided By (Used In) Investing Activities	$490	$(1,320)	$(50)	$228	$(652)
Net Cash Provided By (Used In) Financing Activities	$(873)	$(1,202)	$66	$1,027	$(982)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

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

Internal Controls

PSEG, Power and PSE&G

We have conducted assessments of our internal control over financial reporting as of December 31, 2011, as required by Section 404 of the Sarbanes-Oxley Act, using the framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as “COSO”. Management’s reports on PSEG’s, Power’s and PSE&G’s internal control over financial reporting are included on pages 191, 192 and 193, respectively. The Independent Registered Public Accounting Firm’s report with respect to the effectiveness of PSEG’s internal control over financial reporting is included on page 194. Management has concluded that internal control over financial reporting is effective as of December 31, 2011.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

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

Based on the assessment performed, management has concluded that PSEG’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSEG’s financial reporting and the preparation of its financial statements as of December 31, 2011 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2011.

PSEG’s external auditors, Deloitte & Touche LLP, have audited PSEG’s financial statements for the year ended December 31, 2011 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of PSEG’s internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

/S/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer February 27, 2012

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

Based on the assessment performed, management has concluded that Power’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of Power’s financial reporting and the preparation of its financial statements as of December 31, 2011 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2011.

/s/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer February 27, 2012

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

Based on the assessment performed, management has concluded that PSE&G’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of PSE&G’s financial reporting and the preparation of its financial statements as of December 31, 2011 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2011.

/s/ RALPH IZZO
Chief Executive Officer

/s/ CAROLINE DORSA
Chief Financial Officer February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Public Service Enterprise Group Incorporated:

We have audited the internal control over financial reporting of Public Service Enterprise Group Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting-PSEG. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15(B)(a) as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

PSEG

Name	Age as of December 31, 2011	Office	Effective Date First Elected to Present Position

Ralph Izzo	54	Chairman of the Board, President and Chief Executive Officer (PSEG)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Power)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (PSE&G)	April 2007 to present
		Chairman of the Board and Chief Executive Officer (Energy Holdings)	April 2007 to present
		Chairman of the Board, President and Chief Executive Officer (Services)	January 2010 to present
		Chairman of the Board and Chief Executive Officer (Services)	April 2007 to January 2010
		President and Chief Operating Officer (PSEG)	October 2006 to March 2007
Caroline Dorsa	52	Executive Vice President and Chief Financial Officer (PSEG)	April 2009 to present
		Executive Vice President and Chief Financial Officer (Power)	April 2009 to present
		Executive Vice President and Chief Financial Officer (PSE&G)	April 2009 to present
		Chief Financial Officer (Energy Holdings)	April 2009 to present
		Executive Vice President and Chief Financial Officer (Services)	April 2009 to present
		Senior Vice President, Global Human Health Strategy and Integration (Merck and Co., Inc.)	January 2008 to April 2009
		Senior Vice President and Chief Financial Officer (Gilead Sciences, Inc.)	November 2007 to January 2008
		Senior Vice President and Chief Financial Officer (Avaya, Inc.)	February 2007 to November 2007
William Levis	55	President and Chief Operating Officer (Power)	June 2007 to present
		President and Chief Nuclear Officer (Nuclear)	January 2007 to October 2008
Ralph LaRossa	48	President and Chief Operating Officer (PSE&G)	October 2006 to present

Name	Age as of December 31, 2011	Office	Effective Date First Elected to Present Position

Derek M. DiRisio	47	Vice President and Controller (PSEG)	January 2007 to present
		Vice President and Controller (PSE&G)	January 2007 to present
		Vice President and Controller (Power)	January 2007 to present
		Vice President and Controller (Energy Holdings)	January 2007 to present
		Vice President and Controller (Services)	January 2007 to present
		Assistant Controller Enterprise (Services)	July 2004 to January 2007
Randall E. Mehrberg	56	President and Chief Operating Officer (Energy Holdings)	June 2009 to present
		Executive Vice President—Strategy and Development (Services)	April 2009 to present
		Executive Vice President—Planning and Strategy (Services)	September 2008 to April 2009
		Various positions, last being Executive Vice President, Chief Administrative Officer and Chief Legal Officer (Exelon Corporation)	2000 to June 2008
J.A. Bouknight, Jr.	67	Executive Vice President and General Counsel (PSEG)	January 2010 to present
		Executive Vice President and General Counsel (Power)	January 2010 to present
		Executive Vice President and General Counsel (PSE&G)	January 2010 to present
		Executive Vice President and General Counsel (Services)	January 2010 to present
		Partner, Steptoe & Johnson LLP	July 2008 to November 2009
		Executive Vice President and General Counsel (Edison International)	July 2005 to July 2008

Power and PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

Directors

PSEG

The information required by Item 10 of Form 10-K with respect to (i) present directors of PSEG who are nominees for election as directors at PSEG’s 2012 Annual Meeting of Stockholders, and (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the headings ‘Election of Directors’ and “Section 16(a) Beneficial Ownership Reporting Compliance” in PSEG’s definitive Proxy Statement for such Annual Meeting of Stockholders, which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 2, 2012 and which information set forth under said heading is incorporated herein by this reference thereto.

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

In 2011, we did not grant any waivers to the Standards.

ITEM 11.	EXECUTIVE COMPENSATION

PSEG

The information required by Item 11 of Form 10-K is set forth in PSEG’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the U.S. Securities and Exchange Commission (SEC) on or about March 2, 2012 and such information set forth under such heading is incorporated herein by this reference thereto.

Section 16 Beneficial Ownership Reporting Compliance

During 2011, none of our directors or executive officers was late in filing a Form 3, 4 or 5 in accordance with the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, with regard to transactions involving our Common Stock, with the exception of Derek M. DiRisio, Vice President and Controller (who is not one of our NEOs). Mr. DiRisio filed one late report on Form 4 involving the sale of shares of our Common Stock due to our mandatory income tax withholding of shares earned by Mr. DiRisio upon the vesting and payment to him of restricted stock units awarded under the LTIP.

Power and PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

PSEG

The information required by Item 12 of Form 10-K with respect to directors, executive officers and certain beneficial owners is set forth under the heading “Security Ownership of Directors, Management and Certain Beneficial Owners” in PSEG’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 2, 2012, and such information set forth under such heading is incorporated herein by this reference thereto.

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

PSEG

The information required by Item 13 of Form 10-K is set forth under the heading “Transactions with Related Persons” in PSEG’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 2, 2012 and such information set forth under such heading is incorporated herein by this reference thereto.

Power and PSE&G

Omitted pursuant to conditions set forth in General Instruction I of Form 10K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is set forth under the heading “Fees Billed to PSEG by Deloitte & Touche LLP for 2011 and 2010” in PSEG’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about March 2, 2012. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	The following Financial Statements are filed as a part of this report:

a.	Public Service Enterprise Group Incorporated’s Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the three years ended December 31, 2011 on pages 89, 90, 88, 91 and 92, respectively.

b.	PSEG Power LLC’s Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations, Cash Flows and Capitalization and Member’s Equity for the three years ended December 31, 2011 on pages 94, 95, 93, 96 and 97, respectively.

c.	Public Service Electric and Gas Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations, Cash Flows and Common Stockholders’ Equity for the three years ended December 31, 2011 on pages 99, 100, 98, 101 and 102, respectively.

(B)	The following documents are filed as a part of this report:

a.	PSEG’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011 (page 208).

b.	Power’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011 (page 209).

c.	PSE&G’s Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011 (page 209).

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(C)	The following documents are filed as part of this report:

LIST OF EXHIBITS:

a.	PSEG:

3a	Certificate of Incorporation Public Service Enterprise Group Incorporated(1)

3b	By-Laws of Public Service Enterprise Group Incorporated effective November 17, 2009(2)

3c	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 23, 1987(3)

3d	Certificate of Amendment of Certificate of Incorporation of Public Service Enterprise Group Incorporated, effective April 20, 2007(4)

4a(1)	Indenture between Public Service Enterprise Group Incorporated and First Union National Bank (U.S. Bank National Association, successor), as Trustee, dated January 1, 1998 providing for Deferrable Interest Subordinated Debentures in Series (relating to Quarterly Preferred Securities)(5)

9	Inapplicable

10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)

10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees as amended May 31, 2011(7)

10a(3)	Employment Agreement with William Levis dated December 8, 2006(8)

10a(4)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(9)

10a(5)	Employee Stock Purchase Plan(10)

10a(6)	Deferred Compensation Plan for Directors, amended July 19, 2011(11)

10a(7)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011

10a(8)	1989 Long-Term Incentive Plan, as amended(13)

10a(9)	2001 Long-Term Incentive Plan(14)

10a(10)	Senior Management Incentive Compensation Plan(15)

10a(11)	Amended and Restated Key Executive Severance Plan, amended effective December 1, 2009(16)

10a(12)	Severance Agreement with Ralph Izzo dated December 16, 2008(17)

10a(13)	Employment Agreement with Randall Mehrberg dated June 30, 2008(18)

10a(14)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(19)

10a(15)	Stock Plan for Outside Directors, as amended(20)

10a(16)	Compensation Plan for Outside Directors(21)

10a(17)	2004 Long-Term Incentive Plan, amended effective December 1, 2009(22)

10a(18)	Form of Advancement of Expenses Agreement with Outside Directors(23)

10a(19)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

10a(20)	Employment Agreement with J.A. Bouknight dated August 26, 2009

10a(21)	Amendment to Employment Agreement with Randall Mehrberg, dated May 3, 2011(73)

10a(22)	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011(74)

10a(23)	Amendment to Employment Agreement with Randall Mehrberg, dated June 8, 2011(75)

10a(24)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(12)

11	Inapplicable

12	Computation of Ratios of Earnings to Fixed Charges

13	Inapplicable

16	Inapplicable

18	Inapplicable

21	Subsidiaries of the Registrant

22	Inapplicable

23	Consent of Independent Registered Public Accounting Firm

24	Inapplicable

31	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (1934 Act)

31a	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

32	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32a	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

b.	Power:

3a	Certificate of Formation of PSEG Power LLC(24)

3b	PSEG Power LLC Limited Liability Company Agreement(25)

3c	Trust Agreement for PSEG Power Capital Trust I(26)

3d	Trust Agreement for PSEG Power Capital Trust II(27)

3e	Trust Agreement for PSEG Power Capital Trust III(28)

3f	Trust Agreement for PSEG Power Capital Trust IV(29)

3g	Trust Agreement for PSEG Power Capital Trust V(30)

4a	Indenture dated April 16, 2001 between and among PSEG Power, PSEG Fossil, PSEG Nuclear, PSEG Energy Resources & Trade and The Bank of New York Mellon and form of Subsidiary Guaranty included therein(31)

4b	First Supplemental Indenture, supplemental to Exhibit 4a, dated as of March 13, 2002(32)

10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)

10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, as amended May 31, 2011(7)

10a(3)	Employment Agreement with William Levis dated December 8, 2006(8)

10a(4)	Employee Stock Purchase Plan(10)

10a(5)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011

10a(6)	1989 Long-Term Incentive Plan, as amended(13)

10a(7)	2001 Long-Term Incentive Plan(14)

10a(8)	Senior Management Incentive Compensation Plan(15)

10a(9)	Amended and Restated Key Executive Severance Plan, amended effective December 1, 2009(16)

10a(10)	Severance Agreement with Ralph Izzo dated December 16, 2008(17)

10a(11)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(19)

10a(12)	2004 Long-Term Incentive Plan, amended effective December 1, 2009(22)

10a(19)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

10a(20)	Employment Agreement with J.A. Bouknight dated August 26, 2009

10a(21)	Amendment to Employment Agreement with Caroline Dorsa, dated July 12, 2011(74)

10a(22)	Amendment to Employment Agreement with William Levis, dated September 19, 2011(12)

11	Inapplicable

12a	Computation of Ratio of Earnings to Fixed Charges

13	Inapplicable

16	Inapplicable

18	Inapplicable

19	Inapplicable

23a	Consent of Independent Registered Public Accounting Firm

24	Inapplicable

31b	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

31c	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

32b	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32c	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

c.	PSE&G

3a(1)	Restated Certificate of Incorporation of PSE&G(33)

3a(2)	Certificate of Amendment of Certificate of Restated Certificate of Incorporation of PSE&G filed February 18, 1987 with the State of New Jersey adopting limitations of liability provisions in accordance with an amendment to New Jersey Business Corporation Act(34)

3a(3)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed June 17, 1992 with the State of New Jersey, establishing the 7.44% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(35)

3a(4)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed March 11, 1993 with the State of New Jersey, establishing the 5.97% Cumulative Preferred Stock ($100 Par) as a series of Preferred Stock(36)

3a(5)	Certificate of Amendment of Restated Certificate of Incorporation of PSE&G filed January 27, 1995 with the State of New Jersey, establishing the 6.92% Cumulative Preferred Stock ($100 Par) and the 6.75% Cumulative Preferred Stock—$25 Par as series of Preferred Stock(37)

3b(1)	By-Laws of PSE&G as in effect April 17, 2007(38)

4a(1)	Indenture between PSE&G and Fidelity Union Trust Company (now, Wachovia Bank, National Association), as Trustee, dated August 1, 1924(39), securing First and Refunding Mortgage Bond and Supplemental Indentures between PSE&G and U.S. Bank National Association, successor, as Trustee, supplemental to Exhibit 4a(1), dated as follows:

4a(2)	April 1, 1927(40)

4a(3)	June 1, 1937(41)

4a(4)	July 1, 1937(42)

4a(5)	December 19, 1939(43)

4a(6)	March 1, 1942(44)

4a(7)	June 1, 1991 (No. 1)(45)

4a(8)	July 1, 1993(46)

4a(9)	September 1, 1993(47)

4a(10)	February 1, 1994(48)

4a(11)	March 1, 1994 (No. 2)(49)

4a(12)	May 1, 1994(50)

4a(13)	October 1, 1994 (No. 2)(51)

4a(14)	January 1, 1996 (No. 1)(52)

4a(15)	January 1, 1996 (No. 2)(53)

4a(16)	May 1, 1998(54)

4a(17)	September 1, 2002(55)

4a(18)	August 1, 2003(56)

4a(19)	December 1, 2003 (No. 1)(57)

4a(20)	December 1, 2003 (No. 2)(58)

4a(21)	December 1, 2003 (No. 3)(59)

4a(22)	December 1, 2003 (No. 4)(60)

4a(23)	June 1, 2004(61)

4a(24)	August 1, 2004 (No. 1)(62)

4a(25)	August 1, 2004 (No. 2)(63)

4a(26)	August 1, 2004 (No. 3)(64)

4a(27)	August 1, 2004 (No. 4)(65)

4a(28)	April 1, 2007(66)

4a(29)	November 1, 2008(67)

4a(30)	November 1, 2009(68)

4a(31)	October 1, 2010(69)

4b	Indenture of Trust between PSE&G and Chase Manhattan Bank (National Association) (The Bank of New York Mellon, successor), as Trustee, providing for Secured Medium-Term Notes dated July 1, 1993(70)

4c	Indenture dated as of December 1, 2000 between Public Service Electric and Gas Company and First Union National Bank (U.S. Bank National Association, successor), as Trustee, providing for Senior Debt Securities(71)

10a(1)	Supplemental Executive Retirement Income Plan, effective as of May 31, 2011(6)

10a(2)	Retirement Income Reinstatement Plan for Non-Represented Employees, as amended May 31, 2011(7)

10a(3)	Amended and Restated 2007 Equity Compensation Plan for Outside Directors, effective July 19, 2011(9)

10a(4)	Employee Stock Purchase Plan(10)

10a(5)	Deferred Compensation Plan for Directors, amended July 19, 2011(11)

10a(6)	Deferred Compensation Plan for Certain Employees, amended November 1, 2001

10a(7)	1989 Long-Term Incentive Plan, as amended(13)

10a(8)	2001 Long-Term Incentive Plan(14)

10a(9)	Senior Management Incentive Compensation Plan(15)

10a(10)	Amended and Restated Key Executive Severance Plan, amended effective December 1, 2009(16)

10a(11)	Severance Agreement with Ralph Izzo dated December 16, 2008(17)

10a(12)	Employment Agreement with Caroline Dorsa dated March 11, 2009, as amended April 24, 2009(19)

10a(13)	Stock Plan for Outside Directors, as amended(20)

10a(14)	Compensation Plan for Outside Directors(21)

10a(15)	2004 Long-Term Incentive Plan, amended effective December 1, 2009(22)

10a(16)	Form of Advancement of Expenses Agreement with Outside Directors(72)

10a(19)	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

10a(20)	Employment Agreement with J. A Bouknight dated August 26, 2009

10a(21)	Amendment to Employment agreement with Caroline Dorsa, dated July 12, 2011(74)

11	Inapplicable

12b	Computation of Ratios of Earnings to Fixed Charges

12c	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

13	Inapplicable

16	Inapplicable

18	Inapplicable

19	Inapplicable

23b	Consent of Independent Registered Public Accounting Firm

24	Inapplicable

31d	Certification by Ralph Izzo, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

31e	Certification by Caroline Dorsa, pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

32d	Certification by Ralph Izzo, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

32e	Certification by Caroline Dorsa, pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

(1)	Filed as Exhibit 3.1a with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(2)	Filed as Exhibit 3.1 with Current Report on Form 8-K, File No. 001-09120 on November 18, 2009 and incorporated herein by this reference.

(3)	Filed as Exhibit 3.1b with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(4)	Filed as Exhibit 3.1c with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-09120 on May 4, 2007 and incorporated herein by this reference.

(5)	Filed as Exhibit 4(f) with Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 001-09120 on May 13, 1998 and incorporated herein by this reference.

(6)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(7)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(8)	Filed as Exhibit 10a(4) with Annual Report on Form 10-K for the year ended December 31, 2007, File Nos. 001-09120 on February 28, 2008 and 000-49614, and incorporated herein by reference.

(9)	Filed as Exhibit 10.5 with Quarterly Report on Form 10-Q for the quarter ended September 20, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(10)	Filed with Registration Statement on Form S-8, File No. 333-106330 filed on June 20, 2003 and incorporated herein by this reference.

(11)	Filed as Exhibit 10.6 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(12)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 001-09120 on November 1, 2011 and incorporated herein by this reference.

(13)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 001-09120, on November 4, 2002 and incorporated herein by this reference.

(14)	Filed as Exhibit 10a(7) with Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09120, on March 6, 2001 and incorporated herein by this reference.

(15)	Filed as Exhibit 10a(11) with Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09120, on February 26, 2009 and incorporated herein by this reference.

(16)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-09120 on May 5, 2011 and incorporated herein by this reference.

(17)	Filed as Exhibit 99 with Current Report on Form 8-K, File Nos. 001-09120, 000-49614 and 001-00973 on December 22, 2008 and incorporated herein by this reference.

(18)	Filed as Exhibit 10a(14) with Annual Report on Form 10-K, for the year ended December 31, 2009, File No. 001-09120 on February 25, 2010 and incorporated herein by reference.

(19)	Filed as Exhibit 10 with Quarterly Report on Form 10-Q, File No. 001-00973 on May 6, 2009 and incorporated herein by reference.

(20)	Filed as Exhibit 10a(17) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(21)	Filed as Exhibit 10a(20) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-09120, on February 26, 2003 and incorporated herein by this reference.

(22)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-09120 on May 5, 2011 and incorporated herein by this reference.

(23)	Filed as Exhibit 10.1 with Current Report on Form 8-K, File No. 001-09120 on February 19, 2009 and incorporated herein by reference.

(24)	Filed as Exhibit 3.1 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(25)	Filed as Exhibit 3.2 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(26)	Filed as Exhibit 3.6 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(27)	Filed as Exhibit 3.7 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(28)	Filed as Exhibit 3.8 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(29)	Filed as Exhibit 3.9 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(30)	Filed as Exhibit 3.10 to Registration Statement on Form S-3, No. 333-105704 filed on May 30, 2003 and incorporated herein by this reference.

(31)	Filed as Exhibit 4.1 to Registration Statement on Form S-4, No. 333-69228 filed on September 10, 2001 and incorporated herein by this reference.

(32)	Filed as Exhibit 4.7 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-49614, on May 15, 2002 and incorporated herein by this reference.

(33)	Filed as Exhibit 3(a) with Quarterly Report on Form 10-Q for the quarter ended June 30, 1986, File No. 001-00973, on August 28, 1986 and incorporated herein by this reference.

(34)	Filed as Exhibit 3a(2) with Annual Report on Form 10-K for the year ended December 31, 1987, File No. 001-00973, on March 28, 1988 and incorporated herein by this reference.

(35)	Filed as Exhibit 3a(3) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(36)	Filed as Exhibit 3a(4) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(37)	Filed as Exhibit 3a(5) on Form 8-A, File No. 001-00973, on February 4, 1994 and incorporated herein by this reference.

(38)	Filed as Exhibit 3.3 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 001-00973 on May 4, 2007 and incorporated herein by this reference.

(39)	Filed as Exhibit 4b(1) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(40)	Filed as Exhibit 4b(2) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(41)	Filed as Exhibit 4b(3) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(42)	Filed as Exhibit 4b(4) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(43)	Filed as Exhibit 4b(5) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(44)	Filed as Exhibit 4b(6) with Annual Report on Form 10-K for the year ended December 31, 1980, File No. 001-00973 on February 18, 1981 and incorporated herein by this reference.

(45)	Filed as Exhibit 4 with Current Report on Form 8-A, File No. 001-00973 on June 1, 1991 and incorporated herein by this reference.

(46)	Filed as Exhibit 4(i) with Current Report on Form 8-A, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(47)	Filed as Exhibit 4 with Current Report on Form 8-A, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(48)	Filed as Exhibit 4(i) with Current Report on Form 8-A, File No. 001-00973 on February 4, 1994 and incorporated herein by this reference.

(49)	Filed as Exhibit 4 with Current Report on Form 8-A, File No. 001-00973 on March 15, 1994 and incorporated herein by this reference.

(50)	Filed as Exhibit 4a(88) on Form 10-Q, File No. 001-00973 on November 8, 1994 and incorporated herein by this reference.

(51)	Filed as Exhibit 4a(91) with Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 001-00973, on November 8, 1994 and incorporated herein by this reference.

(52)	Filed as Exhibit 4a(2) on Form 8-A, File No. 001-00973 on January 26, 1996 and incorporated herein by this reference.

(53)	Filed as Exhibit 4a(3) on Form 8-A, File No. 001-00973 on January 26, 1996 and incorporated herein by this reference.

(54)	Filed as Exhibit 4 on Form 8-A, File No. 001-00973 on May 15, 1998 and incorporated herein by this reference.

(55)	Filed as Exhibit 4a(97) with Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-00973 on February 25, 2003 and incorporated herein by this reference.

(56)	Filed as Exhibit 4a(98) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(57)	Filed as Exhibit 4a(99) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(58)	Filed as Exhibit 4a(100) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(59)	Filed as Exhibit 4a(101) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(60)	Filed as Exhibit 4a(102) with Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-00973 on February 25, 2004 and incorporated herein by this reference.

(61)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 001-00973 on August 3, 2004 and incorporated herein by this reference.

(62)	Filed as Exhibit 4a(25) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(63)	Filed as Exhibit 4a(26) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(64)	Filed as Exhibit 4a(27) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(65)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2004, File No. 001-00973 on March 1, 2005 and incorporated herein by this reference.

(66)	Filed as Exhibit 4a(28) with Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-00973, on February 28, 2008 and incorporated herein by this reference.

(67)	Filed as Exhibit 4a(29) with Annual Report on Form 10-K, for the year ended December 31, 2009, File No. 001-00973 on February 25, 2010 and incorporated herein by reference.

(68)	Filed as Exhibit 4a(30) with Annual Report on Form 10-K, for the year ended December 31, 2009, File No. 001-00973 on February 25, 2010 and incorporated herein by reference.

(69)	Filed as Exhibit 4 with Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 001-00973 on October 29, 2010 and incorporated herein by reference.

(70)	Filed as Exhibit 4 with Current Report on Form 8-K, File No. 001-00973 on December 1, 1993 and incorporated herein by this reference.

(71)	Filed as Exhibit 4.6 to Registration Statement on Form S-3, No. 333-76020 filed on December 27, 2001 and incorporated herein by this reference.

(72)	Filed as Exhibit 10.2 with Current Report on Form 8-K, File No. 001-00973 on February 19, 2009 and incorporated herein by reference.

(73)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 001-09120 on May 5, 2011 and incorporated herein by this reference.

(74)	Filed as Exhibit 10.1 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-09120 on August 3, 2011 and incorporated herein by this reference.

(75)	Filed as Exhibit 10.2 with Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 001-09120 on August 3, 2011 and incorporated herein by this reference.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2011—December 31, 2009

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
	Millions
2011
Allowance for Doubtful Accounts	$68	$102	$0	$114	(A)	$56
Materials and Supplies Valuation Reserve	4	2	0	3	(B)	3
2010
Allowance for Doubtful Accounts	$79	$99	$0	$110	(A)	$68
Materials and Supplies Valuation Reserve	5	0	0	1	(B)	4
Other Valuation Allowances	8	0	0	8	(C)	0
2009
Allowance for Doubtful Accounts	$66	$110	$0	$97	(A)	$79
Materials and Supplies Valuation Reserve	5	1	0	1	(B)	5
Other Valuation Allowances	8	0	0	0		8

(A)	Accounts Receivable written off.

(B)	Reduced reserve to appropriate level and to remove obsolete inventory.

(C)	Valuation Allowance written off.

PSEG POWER LLC

Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2011—December 31, 2009

	Column A	Column B	Column C		Column D		Column E
			Additions
	Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
				Millions
2011
	Materials and Supplies Valuation Reserve	$4	$2	$0	$3	(A)	$3
2010
	Materials and Supplies Valuation Reserve	$5	$0	$0	$1	(A)	$4
2009
	Materials and Supplies Valuation Reserve	$5	$1	$0	$1	(A)	$5

(A)	Reduced reserve to appropriate level and to remove obsolete inventory.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2011—December 31, 2009

	Column A	Column B	Column C		Column D		Column E
			Additions
	Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts- describe	Deductions- describe		Balance at End of Period
				Millions
2011
	Allowance for Doubtful Accounts	$67	$102	$0	$113	(A)	$56
2010
	Allowance for Doubtful Accounts	$78	$99	$0	$110	(A)	$67
2009
	Allowance for Doubtful Accounts	$65	$109	$0	$96	(A)	$78

(A)	Accounts Receivable written off.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Term	Phrase/Description

Base load	Minimum amount of electric power delivered or required over a given period of time at a constant rate, this is the level of demand that is seen as a minimum during a 24-hour day

BGS	Basic Generation Service

PSE&G is required to provide BGS for all customers in New Jersey who are not supplied by a TPS.

BGS-Fixed Price	Basic Generation Service-Fixed Price

Seasonally adjusted fixed prices charged for a three-year term for electric supply service to smaller industrial and commercial customers and residential customers who are not supplied by a TPS

BGSS	Basic Gas Supply Service

Mechanism approved by the BPU for NJ utilities to recover all commodity costs related to supplying gas to residential customers

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

A company that owns the power lines and equipment necessary to deliver purchased electricity to the end user.

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

Term	Phrase/Description

FERC	U.S. Federal Energy Regulatory Commission

Forward contracts	A customized, non-exchange traded contract in which the buyer is obligated to deliver a specified amount of a commodity with a predetermined price formula on a specified future date, at which time payment is due in full

GAAP	Generally Accepted Accounting Principles

Standard framework of guidelines issued by the FASB for financial accounting used in the U.S.

Greenhouse gas emissions	Gases (including carbon dioxide, methane, nitrous oxide, ozone, and chlorofluorocarbon) that trap the heat of the sun in the earth’s atmosphere, increasing the mean global surface temperature of the earth

Grid	A system of interconnected power lines and generators that is managed so that the generators are dispatched as needed to meet the electricity requirements of the customers connected to the grid at various points

Hedging	Entering into a contract or transaction designed to reduce exposure to various risks, such as changes in market prices

Hope Creek	Hope Creek Nuclear Generating Station

ISO	Independent System Operator

An independent, regulated entity established to manage a regional electric transmission system in a non-discriminatory manner and to help ensure the safety and reliability of the bulk of the power system

ITC	Investment Tax Credit

A credit against income taxes, usually computed as a percent of the cost of investment in certain types of assets

LCAPP	Long-Term Capacity Agreement Pilot Program

A new program established in January 2011 which provides for up to 2,000 MW of subsidized base load or mid-merit electric power generation in New Jersey.

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

Term	Phrase/Description

NJDEP	New Jersey Department of Environmental Protection

NRC	U.S. Nuclear Regulatory Commission

NUG	Non-Utility Generation

Power produced by independent power producers, exempt wholesale generators and other companies that have been exempted from traditional utility regulation

Off peak	Periods of lower electrical demand

OPEB	Other Postretirement Benefits

Benefits other than pensions payable to former employees

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

Salem	Salem Nuclear Generating Station

SBC	Societal Benefits Charge

Term	Phrase/Description

SEC	U.S. Securities and Exchange Commission

Services	PSEG Services Corporation

Spill Act	New Jersey Spill Compensation and Control Act

TPS	Third Party Supplier

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO Ralph Izzo	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ CAROLINE DORSA Caroline Dorsa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/s/ ALBERT R. GAMPER, JR. Albert R. Gamper, Jr.	Director	February 27, 2012

/s/ CONRAD K. HARPER Conrad K. Harper	Director	February 27, 2012

/s/ WILLIAM V. HICKEY William V. Hickey	Director	February 27, 2012

/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	February 27, 2012

/s/ DAVID LILLEY David Lilley	Director	February 27, 2012

/s/ THOMAS A. RENYI Thomas A. Renyi	Director	February 27, 2012

/s/ HAK CHEOL SHIN Hak Cheol Shin	Director	February 27, 2012

/s/ RICHARD J. SWIFT Richard J. Swift	Director	February 27, 2012

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO Ralph Izzo	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ CAROLINE DORSA Caroline Dorsa	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2012

/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/s/ J.A. BOUKNIGHT, JR. J.A. Bouknight, Jr.	Director	February 27, 2012

/s/ WILLIAM LEVIS William Levis	Director	February 27, 2012

/s/ RANDALL E. MEHRBERG Randall E. Mehrberg	Director	February 27, 2012

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signatures of the undersigned shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Signature	Title	Date

/s/ RALPH IZZO Ralph Izzo	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ CAROLINE DORSA Caroline Dorsa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ DEREK M. DIRISIO Derek M. DiRisio	Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/s/ ALBERT R. GAMPER, JR. Albert R. Gamper, Jr.	Director	February 27, 2012

/s/ CONRAD K. HARPER Conrad K. Harper	Director	February 27, 2012

/s/ RICHARD J. SWIFT Richard J. Swift	Director	February 27, 2012

EXHIBIT INDEX

The following documents are filed as a part of this report:

a. PSEG:

Exhibit 10a(7)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011

Exhibit 10a(19):	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

Exhibit 10a(20):	Employment Agreement with J.A. Bouknight dated August 26, 2009

Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 21:	Subsidiaries of the Registrant

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31a:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 32a:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 101.INS:	XBRL Instance Document

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema

Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. Power:

Exhibit 10a(5)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011

Exhibit 10a(19):	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

Exhibit 10a(20):	Employment Agreement with J.A. Bouknight dated August 26, 2009

Exhibit 12a:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 23a:	Consent of Independent Registered Public Accounting Firm

Exhibit 31b:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31c:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32b:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 32c:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

c. PSE&G:

Exhibit 10a(6)	Deferred Compensation Plan for Certain Employees, amended November 1, 2011

Exhibit 10a(19):	Equity Deferral Plan, effective November 1, 2011, amended December 9, 2011

Exhibit 10a(20):	Employment Agreement with J.A. Bouknight dated August 26, 2009

Exhibit 12b:	Computation of Ratios of Earnings to Fixed Charges

Exhibit 12c:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Stock Dividend Requirements

Exhibit 23b:	Consent of Independent Registered Public Accounting Firm

Exhibit 31d:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 31e:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act

Exhibit 32d:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 32e:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code

Exhibit 101.INS:	XBRL Instance Document*

Exhibit 101.SCH:	XBRL Taxonomy Extension Schema*

Exhibit 101.CAL:	XBRL Taxonomy Calculation Linkbase*

Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase*

Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase*

Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document*

*	XBRL information is furnished, not filed.