Form 10-Q
period 2012-03-31
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2012-05-02
CIK 81033, 788784, 1158659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 17, 2012, Public Service Enterprise Group Incorporated had outstanding 505,894,915 shares of its sole class of Common Stock, without par value.

As of April 17, 2012, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.

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

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and trading risks,

•	any deterioration in our credit quality or the credit quality of our counterparties, including in our leveraged leases,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	any inability to realize anticipated tax benefits or retain tax credits,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	any inability to achieve, or continue to sustain, our expected levels of operating performance,

•	increase in competition in energy supply markets as well as competition for certain rate-based transmission projects,

•	challenges associated with recruitment and /or retention of a qualified workforce,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in discount rates and funding requirements, and

•	changes in technology and customer usage patterns.

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$2,875	$3,354
OPERATING EXPENSES
Energy Costs	1,179	1,563
Operation and Maintenance	628	651
Depreciation and Amortization	256	241
Taxes Other Than Income Taxes	29	43

Total Operating Expenses	2,092	2,498

OPERATING INCOME	783	856
Income from Equity Method Investments	0	3
Other Income	44	76
Other Deductions	(16)	(13)
Other-Than-Temporary Impairments	(5)	(4)
Interest Expense	(101)	(127)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	705	791
Income Tax (Expense) Benefit	(212)	(329)

INCOME FROM CONTINUING OPERATIONS	493	462
Income (Loss) from Discontinued Operations, including Gain on
Disposal, net of tax (expense) benefit of $(36) for the period ended 2011	0	64

NET INCOME	$493	$526

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING (THOUSANDS):
BASIC	506,010	505,979

DILUTED	507,029	507,132

EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.97	$0.91

NET INCOME	$0.97	$1.04

DILUTED

INCOME FROM CONTINUING OPERATIONS	$0.97	$0.91

NET INCOME	$0.97	$1.04

DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3550	$0.3425

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
NET INCOME	$493	$526
Other Comprehensive Income, net of tax
Available-for-Sale Securities, net of tax of $38 and $(8)	37	(5)
Change in Fair Value of Derivative Instruments, net of tax of $14 and $6	20	9
Reclassification Adjustments for Net Amounts included in
Net Income, net of tax of $(15) and $(28)	(20)	(41)
Pension/OPEB adjustment, net of tax of $5 and $4	7	6

Other Comprehensive Income, net of tax	44	(31)

COMPREHENSIVE INCOME	$537	$495

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$931	$834
Accounts Receivable, net of allowances of $61 and $56 in 2012 and 2011, respectively	992	967
Tax Receivable	16	16
Unbilled Revenues	230	289
Fuel	491	685
Materials and Supplies, net	375	367
Prepayments	315	308
Derivative Contracts	202	156
Regulatory Assets	381	167
Other	28	122

Total Current Assets	3,961	3,911

PROPERTY, PLANT AND EQUIPMENT	25,596	25,080
Less: Accumulated Depreciation and Amortization	(7,363)	(7,231)

Net Property, Plant and Equipment	18,233	17,849

NONCURRENT ASSETS
Regulatory Assets	3,437	3,805
Regulatory Assets of Variable Interest Entities (VIEs)	877	925
Long-Term Investments	1,276	1,303
Nuclear Decommissioning Trust (NDT) Fund	1,449	1,349
Other Special Funds	226	172
Goodwill	16	16
Other Intangibles	136	131
Derivative Contracts	131	106
Restricted Cash of VIEs	22	22
Other	238	232

Total Noncurrent Assets	7,808	8,061

TOTAL ASSETS	$30,002	$29,821

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year (includes $50 at fair value in 2012 and 2011)	$501	$417
Securitization Debt of VIEs Due Within One Year	218	216
Commercial Paper and Loans	29	0
Accounts Payable	1,030	1,184
Derivative Contracts	154	131
Accrued Interest	115	97
Accrued Taxes	59	30
Deferred Income Taxes	258	170
Clean Energy Program	199	214
Obligation to Return Cash Collateral	119	107
Regulatory Liabilities	81	100
Other	345	291

Total Current Liabilities	3,108	2,957

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	5,693	5,458
Regulatory Liabilities	216	228
Regulatory Liabilities of VIEs	10	9
Asset Retirement Obligations	497	489
Other Postretirement Benefit (OPEB) Costs	1,115	1,127
Accrued Pension Costs	613	734
Clean Energy Program	0	39
Environmental Costs	606	643
Derivative Contracts	20	26
Long-Term Accrued Taxes	154	292
Other	85	86

Total Noncurrent Liabilities	9,009	9,131

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,544	6,694
Securitization Debt of VIEs	671	723
Project Level, Non-Recourse Debt	44	44

Total Long-Term Debt	7,259	7,461

STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2012 and 2011—533,556,660 shares	4,823	4,823
Treasury Stock, at cost, 2012—27,663,745 shares; 2011—27,611,374 shares	(605)	(601)
Retained Earnings	6,699	6,385
Accumulated Other Comprehensive Loss	(293)	(337)

Total Common Stockholders’ Equity	10,624	10,270
Noncontrolling Interest	2	2

Total Stockholders’ Equity	10,626	10,272

Total Capitalization	17,885	17,733

TOTAL LIABILITIES AND CAPITALIZATION	$30,002	$29,821

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$493	$526
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	0	(81)
Depreciation and Amortization	256	245
Amortization of Nuclear Fuel	43	39
Provision for Deferred Income Taxes (Other than Leases) and ITC	12	(152)
Non-Cash Employee Benefit Plan Costs	68	53
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	140	(11)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	0	8
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	21	31
Over (Under) Recovery of Societal Benefits Charge (SBC)	0	23
Cost of Removal	(20)	(13)
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(15)	(60)
Net Change in Tax Receivable	0	441
Net Change in Certain Current Assets and Liabilities	279	455
Employee Benefit Plan Funding and Related Payments	(154)	(446)
Other	(35)	(16)

Net Cash Provided By (Used In) Operating Activities	1,088	1,042

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(687)	(497)
Proceeds from Sale of Discontinued Operations	0	351
Proceeds from Sales of Available-for-Sale Securities	499	315
Investments in Available-for-Sale Securities	(511)	(331)
Other	(7)	7

Net Cash Provided By (Used In) Investing Activities	(706)	(155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	29	(43)
Redemption of Long-Term Debt	(66)	0
Redemption of Securitization Debt	(49)	(46)
Repayment of Non-Recourse Debt	0	(1)
Cash Dividends Paid on Common Stock	(179)	(173)
Other	(20)	(4)

Net Cash Provided By (Used In) Financing Activities	(285)	(267)

Net Increase (Decrease) in Cash and Cash Equivalents	97	620
Cash and Cash Equivalents at Beginning of Period	834	280

Cash and Cash Equivalents at End of Period	$931	$900

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$3	$8
Interest Paid, Net of Amounts Capitalized	$84	$85

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$1,561	$1,967
OPERATING EXPENSES
Energy Costs	822	1,135
Operation and Maintenance	241	277
Depreciation and Amortization	57	54

Total Operating Expenses	1,120	1,466

OPERATING INCOME	441	501
Other Income	30	70
Other Deductions	(15)	(12)
Other-Than-Temporary Impairments	(5)	(2)
Interest Expense	(30)	(51)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	421	506
Income Tax (Expense) Benefit	(168)	(208)

INCOME FROM CONTINUING OPERATIONS	253	298
Income (Loss) from Discontinued Operations, including Gain on Disposal, net of tax (expense) benefit of $(36) for the period ended 2011	0	64

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$253	$362

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
NET INCOME	$253	$362
Other Comprehensive Income, net of tax
Available-for-Sale Securities, net of tax of $39 and $(9)	37	(7)
Change in Fair Value of Derivative Instruments, net of tax of $14 and $6	20	9
Reclassification Adjustments for Net Amounts included in Net Income, net of tax of $(15) and $(28)	(20)	(41)
Pension/OPEB adjustment, net of tax of $5 and $4	7	6

Other Comprehensive Income, net of tax	44	(33)

COMPREHENSIVE INCOME	$297	$329

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5	$12
Accounts Receivable	219	267
Accounts Receivable—Affiliated Companies, net	243	381
Short-Term Loan to Affiliate	1,035	907
Fuel	491	685
Materials and Supplies, net	278	272
Derivative Contracts	186	139
Prepayments	48	24

Total Current Assets	2,505	2,687

PROPERTY, PLANT AND EQUIPMENT	9,345	9,191
Less: Accumulated Depreciation and Amortization	(2,550)	(2,460)

Net Property, Plant and Equipment	6,795	6,731

NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,449	1,349
Goodwill	16	16
Other Intangibles	136	131
Other Special Funds	44	33
Derivative Contracts	51	55
Other	93	85

Total Noncurrent Assets	1,789	1,669

TOTAL ASSETS	$11,089	$11,087

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$0	$66
Accounts Payable	473	541
Derivative Contracts	152	124
Deferred Income Taxes	56	53
Accrued Interest	49	32
Other	67	86

Total Current Liabilities	797	902

NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,364	1,266
Asset Retirement Obligations	264	259
Other Postretirement Benefit (OPEB) Costs	183	180
Derivative Contracts	18	24
Accrued Pension Costs	200	236
Long-Term Accrued Taxes	52	8
Other	84	83

Total Noncurrent Liabilities	2,165	2,056

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,685	2,685

MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,632	4,678
Accumulated Other Comprehensive Loss	(232)	(276)

Total Member’s Equity	5,442	5,444

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,089	$11,087

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PSEG POWER LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$253	$362
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Gain on Disposal of Discontinued Operations	0	(81)
Depreciation and Amortization	57	58
Amortization of Nuclear Fuel	43	39
Provision for Deferred Income Taxes and ITC	101	(139)
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	0	8
Non-Cash Employee Benefit Plan Costs	18	13
Net Realized (Gains) Losses and (Income) Expense from NDT Funds	(15)	(60)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	188	286
Margin Deposit	(34)	(23)
Accounts Receivable	47	145
Accounts Payable	(11)	(126)
Accounts Receivable/Payable-Affiliated Companies, net	145	500
Other Current Assets and Liabilities	(22)	58
Employee Benefit Plan Funding and Related Payments	(38)	(124)
Other	(1)	(13)

Net Cash Provided By (Used In) Operating Activities	731	903

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(237)	(155)
Proceeds from Sale of Discontinued Operations	0	351
Proceeds from Sales of Available-for-Sale Securities	375	315
Investments in Available-for-Sale Securities	(385)	(331)
Short-Term Loan—Affiliated Company, net	(128)	(926)
Other	10	17

Net Cash Provided By (Used In) Investing Activities	(365)	(729)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(300)	(175)
Redemption of Long-Term Debt	(66)	0
Other	(7)	0

Net Cash Provided By (Used In) Financing Activities	(373)	(175)

Net Increase (Decrease) in Cash and Cash Equivalents	(7)	(1)
Cash and Cash Equivalents at Beginning of Period	12	11

Cash and Cash Equivalents at End of Period	$5	$10

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(2)	$9
Interest Paid, Net of Amounts Capitalized	$15	$10

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$1,939	$2,306
OPERATING EXPENSES
Energy Costs	1,002	1,366
Operation and Maintenance	376	368
Depreciation and Amortization	190	179
Taxes Other Than Income Taxes	29	43

Total Operating Expenses	1,597	1,956

OPERATING INCOME	342	350
Other Income	11	5
Other Deductions	(1)	(1)
Other-Than-Temporary Impairments	0	(1)
Interest Expense	(73)	(79)

INCOME BEFORE INCOME TAXES	279	274
Income Tax (Expense) Benefit	(82)	(111)

EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$197	$163

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Millions

(Unaudited)

	For The Three Months Ended March 31,
	2012	2011
NET INCOME	$197	$163
Available-for-Sale Securities, net of tax of $(1) and $1	(1)	1

COMPREHENSIVE INCOME	$196	$164

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$35	$143
Accounts Receivable, net of allowances of $61 in 2012 and $56 in 2011, respectively	764	691
Tax Receivable	16	16
Unbilled Revenues	230	289
Materials and Supplies	97	94
Deferred Income Taxes	5	0
Prepayments	65	117
Regulatory Assets	381	167
Other	18	21

Total Current Assets	1,611	1,538

PROPERTY, PLANT AND EQUIPMENT	15,637	15,306
Less: Accumulated Depreciation and Amortization	(4,572)	(4,539)

Net Property, Plant and Equipment	11,065	10,767

NONCURRENT ASSETS
Regulatory Assets	3,437	3,805
Regulatory Assets of VIEs	877	925
Long-Term Investments	299	280
Other Special Funds	75	57
Derivative Contracts	34	4
Restricted Cash of VIEs	22	22
Other	94	89

Total Noncurrent Assets	4,838	5,182

TOTAL ASSETS	$17,514	$17,487

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$450	$300
Securitization Debt of VIEs Due Within One Year	218	216
Commercial Paper and Loans	29	0
Accounts Payable	421	498
Accounts Payable—Affiliated Companies, net	280	280
Accrued Interest	65	65
Clean Energy Program	199	214
Derivative Contracts	2	7
Deferred Income Taxes	0	32
Obligation to Return Cash Collateral	119	107
Regulatory Liabilities	81	100
Other	278	186

Total Current Liabilities	2,142	2,005

NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	3,803	3,675
Other Postretirement Benefit (OPEB) Costs	885	900
Accrued Pension Costs	282	355
Regulatory Liabilities	216	228
Regulatory Liabilities of VIEs	10	9
Clean Energy Program	0	39
Environmental Costs	555	592
Asset Retirement Obligations	228	226
Long-Term Accrued Taxes	23	83
Other	35	35

Total Noncurrent Liabilities	6,037	6,142

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	3,821	3,970
Securitization Debt of VIEs	671	723

Total Long-Term Debt	4,492	4,693

STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2012 and 2011—132,450,344 shares	892	892
Contributed Capital	420	420
Basis Adjustment	986	986
Retained Earnings	2,544	2,347
Accumulated Other Comprehensive Income	1	2

Total Stockholder’s Equity	4,843	4,647

Total Capitalization	9,335	9,340

TOTAL LIABILITIES AND CAPITALIZATION	$17,514	$17,487

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions

	For The Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$197	$163
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	190	179
Provision for Deferred Income Taxes and ITC	8	(8)
Non-Cash Employee Benefit Plan Costs	44	35
Cost of Removal	(20)	(13)
Market Transition Charge (MTC) Refund	(14)	(15)
Over (Under) Recovery of Electric Energy Costs (BGS and NTC) and Gas Costs	21	31
Over (Under) Recovery of SBC	0	23
Net Changes in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(14)	(47)
Materials and Supplies	(3)	(3)
Prepayments	52	79
Accounts Receivable/Payable-Affiliated Companies, net	(8)	(33)
Other Current Assets and Liabilities	51	40
Employee Benefit Plan Funding and Related Payments	(103)	(276)
Other	(35)	2

Net Cash Provided By (Used In) Operating Activities	366	157

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(435)	(339)
Proceeds from Sale of Available-for-Sale Securities	51	0
Investments in Available-for-Sale Securities	(51)	0
Solar Loan Investments	(19)	(10)

Net Cash Provided By (Used In) Investing Activities	(454)	(349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	29	21
Redemption of Securitization Debt	(49)	(46)

Net Cash Provided By (Used In) Financing Activities	(20)	(25)

Net Increase (Decrease) In Cash and Cash Equivalents	(108)	(217)
Cash and Cash Equivalents at Beginning of Period	143	245

Cash and Cash Equivalents at End of Period	$35	$28

Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(22)	$0
Interest Paid, Net of Amounts Capitalized	$69	$74

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

•

PSEG Energy Holdings L.L.C. (Energy Holdings)—which has invested in leveraged leases and owns and operates primarily domestic projects engaged in the generation of energy through its direct wholly owned subsidiaries. Certain Energy Holdings’ subsidiaries are subject to regulation by FERC and the states in which they operate. Energy Holdings has also invested in solar generation projects and is exploring opportunities for other investments in renewable generation and has been awarded a contract to manage the transmission and distribution assets of the Long Island Power Authority (LIPA).

•	PSEG Services Corporation (Services)—which provides management, administrative and general services to PSEG and its subsidiaries at cost.

Basis of Presentation

The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2011.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation, except as discussed in Note 17. Related-Party Transactions. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Recent Accounting Standards

New Standard Adopted during 2012

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

We adopted this standard prospectively effective January 1, 2012. Upon adoption there was no material impact on our consolidated financial position, results of operations or cash flows; however, it has resulted in expanded disclosures. For additional information, see Note 11. Fair Value Measurements.

Presentation of Comprehensive Income

This accounting standard addresses the presentation of comprehensive income as a step towards achieving convergence between GAAP and IFRS. The updated guidance

•

allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements, and

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

We adopted this standard retrospectively effective January 1, 2012. Upon adoption of the new amended guidance, there was no impact on our consolidated financial position, results of operations or cash flows, but there was a change in the presentation of the components of other comprehensive income.

New Accounting Standards Issued But Not Yet Adopted

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

PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of March 31, 2012 and December 31, 2011. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first three months of 2012 or in 2011. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II.

Note 4. Discontinued Operations and Dispositions

Discontinued Operations

Power

In March 2011, Power completed the sale of its 1,000 MW gas-fired Guadalupe generating facility for a total price of $351 million, resulting in an after-tax gain of $53 million.

PSEG Texas’ operating results for the three months ended March 31, 2011, which were reclassified to Discontinued Operations, are summarized below:

Three Months Ended March 31, 2011
Millions
Operating Revenues	$63
Income Before Income Taxes	$18
Net Income	$11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Financing Receivables

PSE&G

PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with Solar Renewable Energy Certificates (SRECs) generated from the installed solar electric system. The following table reflects the outstanding short and long-term loans by class of customer, none of which are considered “non-performing.”

Credit Risk Profile Based on Payment Activity
	As of	As of
	March 31,	December 31,
Consumer Loans	2012	2011
	Millions
Performing
Commercial/Industrial	$125	$106
Residential	11	10

	$136	$116

Energy Holdings

Energy Holdings has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables on its investments over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets. The table below shows Energy Holdings’ gross and net lease investment as of March 31, 2012 and December 31, 2011, respectively.

	As of	As of
	March 31,	December 31,
	2012	2011
	Millions
Lease Receivables (net of Non-Recourse Debt)	$726	$763
Estimated Residual Value of Leased Assets	535	553

	1,261	1,316
Unearned and Deferred Income	(431)	(435)

Gross Investments in Leases	830	881
Deferred Tax Liabilities	(694)	(716)

Net Investments in Leases	$136	$165

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. “Not Rated” counterparties relate to investments in leases of commercial real estate properties.

	Lease Receivables, Net of Non-Recourse Debt
	As of March 31,	As of December 31,
Counterparties’ Credit Rating (S&P)	2012	2011
	Millions
AA	$21	$21
A+	73	110
BBB - BB	316	316
B	166	299
CCC+	134	0
Not Rated	16	17

	$726	$763

The “B” and “CCC+” ratings above represent lease receivables related to coal-fired assets in Illinois and Pennsylvania. As of March 31, 2012, the gross investment in the leases of such assets, net of non-recourse debt, was $552 million ($47 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the table below.

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	CCC+	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	CCC+	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$113	17%	1,711	Coal	B	GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$113	17%	1,711	Coal	B	GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$108	100%	603	Coal	B	GenOn REMA, LLC

Although all payments of equity rent, debt service and other fees are current, no assurances can be given that all payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges in the process of generating electricity, market prices for fuel and electricity, overall financial condition of lease counterparties and the quality and condition of assets under lease. Of our facilities under lease to GenOn REMA, LLC (GenOn REMA), a subsidiary of GenOn Energy Inc (GenOn), PSEG believes Keystone has adequate environmental controls installed and Conemaugh has flue gas desulfurization controls and mercury controls, with the final component, selective catalytic reduction (SCR) equipment for Nitrogen Oxide (NOx) scheduled to be installed in 2014.

GenOn recently disclosed its intention to place the coal-fired units at the Shawville facility in a “long-term protective layup” effective April 2015. GenOn has indicated that it plans to continue paying the required rent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and maintaining the facility in accordance with the lease terms. The lessee is evaluating its options under the lease including termination for economic obsolescence or continuing to keep the facility in “long-term protective layup.” In the event of an early termination for obsolescence, the lessee would be required to pay the pre-determined termination value structured to recover Energy Holdings’ lease investment as specified in the lease agreement, and may have additional liability under the relevant documents.

With respect to Edison Mission Energy’s (EME) Midwest Generation leases on the Powerton and Joliet coal units in Illinois, the lessees completed investments in low NOx burners and Selective Non-Catalytic Reduction systems and plan to utilize a Trona system to reduce sulfur. EME and these units remain in litigation with the United States Environmental Protection Agency (EPA) and the State of Illinois regarding certain environmental matters, but EME has announced that the above actions should enable compliance with pending environmental rules. The federal district court has dismissed new source review claims in reference to Powerton and Joliet, but certain opacity claims remain active and under appeal by the EPA and the State of Illinois. The federal district court has stayed proceedings in connection with the opacity claims until the appeal is resolved. During the first quarter of 2012, the credit ratings of EME and Midwest Generation were lowered and continue to carry a negative outlook.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease. Some of the leasing transactions include covenants that restrict the flow of dividends from the lessee to its parent, collateralization of the lessee with non-leased assets, historical and forward cash flow coverage tests that prohibit discretionary capital expenditures and dividend payments to the parent/lessee if stated minimum coverage ratios are not met. These covenants are designed to maintain cash reserves in the transaction entity for the benefit of the non-recourse lenders and the lessor/equity participants in the event of a temporary market downturn or degradation in operating performance of the leased assets. In the event of a default in any of the lease transactions, Energy Holdings would exercise its rights and attempt to seek recovery of its investment. The results of such efforts may not be known for a period of time. A bankruptcy of a lessee and failure to recover adequate value could lead to a foreclosure of the lease. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities.

On December 13, 2011, affiliates of Energy Holdings and Dynegy reached a settlement agreement resolving disputes that had arisen between them with regard to Dynegy Holding’s (DH) rejection of the Dynegy leases. The settlement agreement resolves certain disputes regarding the Dynegy leases, including claims under our Tax Indemnity Agreement with DH. The original terms of the settlement agreement included a cash payment of $7.5 million, which was received on January 4, 2012, and the allowance of a $110 million claim against DH payable through a mix of cash, senior secured notes and mandatorily convertible notes. On May 1, 2012, a settlement agreement entered into by DH, Dynegy and many of the creditors was filed with the Bankruptcy Court, which could change the method of payment to cash and stock in Dynegy on our claim against DH following confirmation of the DH plan of reorganization by the Bankruptcy Court. The settlement agreement provides that it must be made effective by the Bankruptcy Court by June 2012 or it could terminate.

On December 30, 2011, the effective date of the court order authorizing the Dynegy lease rejections, the leases no longer qualified for leveraged lease accounting treatment under GAAP since the lease agreements were effectively terminated. As a result, Energy Holdings wrote off the $264 million gross lease investment against the previously recorded reserve. As the owner of the two plants, Energy Holdings’ lessor entities ceased leveraged lease accounting, and recorded the generation assets and related nonrecourse project debt on their balance sheets at their respective fair values (See Note 11. Fair Value Measurements). DH remains responsible for the operations, including the financial obligations, of these lessor entities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Available-for-Sale Securities

Nuclear Decommissioning Trust (NDT) Fund

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

Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$589	$187	$(4)	$772

Debt Securities
Government Obligations	314	10	(1)	323
Other Debt Securities	289	17	(1)	305

Total Debt Securities	603	27	(2)	628
Other Securities	49	0	0	49

Total Available-for-Sale Securities	$1,241	$214	$(6)	$1,449

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$582	$126	$(23)	$685

Debt Securities
Government Obligations	343	16	0	359
Other Debt Securities	268	15	(2)	281

Total Debt Securities	611	31	(2)	640
Other Securities	24	0	0	24

Total Available-for-Sale Securities	$1,217	$157	$(25)	$1,349

These amounts do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of March 31, 2012	As of December 31, 2011
	Millions
Accounts Receivable	$47	$27
Accounts Payable	$49	$22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2012.

	As of March 31, 2012				As of December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$85	$(4)	$0	$0	$183	$(23)	$0	$0

Debt Securities
Government Obligations (B)	89	(1)	2	0	20	0	3	0
Other Debt Securities (C)	40	(1)	6	0	56	(1)	4	(1)

Total Debt Securities	129	(2)	8	0	76	(1)	7	(1)

Other Securities	0	0	0	0	0	0	0	0

Total Available-for-Sale Securities	$214	$(6)	$8	$0	$259	$(24)	$7	$(1)

(A)	Equity Securities—Represent investments primarily in common stock within a broad range of industries and sectors. The unrealized losses are distributed over two hundred companies with limited impairment durations.
(B)	Debt Securities (Government)—Unrealized losses on investments in United States Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis. Power does not intend to sell nor will it be more-likely-than-not required to sell these securities.
(C)	Debt Securities (Corporate)—Represent investment grade corporate bonds which are not expected to settle for less than their amortized cost. Power does not intend to sell nor will it be more-likely-than-not required to sell these securities.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended March 31,
	2012	2011
	Millions
Proceeds from Sales	$345	$315

Net Realized Gains (Losses):
Gross Realized Gains	$16	$59
Gross Realized Losses	(6)	(7)

Net Realized Gains (Losses)	$10	$52

Net realized gains disclosed in the above table were recognized in Other Income and Other Deductions in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $104 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on Power’s Condensed Consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Balance Sheet as of March 31, 2012. The NDT available-for-sale debt securities held as of March 31, 2012 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$15
1 - 5 years	140
6 - 10 years	173
11 - 15 years	49
16 - 20 years	15
Over 20 years	236

$628

The cost of these securities was determined on the basis of specific identification.

Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2012, other-than-temporary impairments of $5 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

Rabbi Trust

PSEG maintains certain unfunded nonqualified benefit plans to provide supplemental retirement and deferred compensation benefits to certain key employees. Certain assets related to these plans have been set aside in a grantor trust commonly known as the “Rabbi Trust.” In March 2012, PSEG restructured the fixed income component of the Rabbi Trust.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSEG classifies investments in the Rabbi Trust as available-for-sale. The following tables show the fair values, gross unrealized gains and losses and amortized cost basis for the securities held in the Rabbi Trust.

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$6	$0	$22

Debt Securities
Government Obligations	110	0	0	110
Other Debt Securities	41	0	0	41

Total Debt Securities	151	0	0	151
Other Securities	53	0	0	53

Total Available-for-Sale Securities	$220	$6	$0	$226

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Millions
Equity Securities	$16	$3	$0	$19
Debt Securities	148	5	0	153

Total Available-for-Sale Securities	$164	$8	$0	$172

As of March 31, 2012, amounts in the above table do not include Accounts Receivable of $1 million and Accounts Payable of $51 million for Rabbi Trust Fund transactions which had not yet settled. These amounts are included on the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	2012	2011
	Millions
Proceeds from Sales	$154	$0

Net Realized Gains (Losses):
Gross Realized Gains	$5	$0
Gross Realized Losses	0	0

Net Realized Gains (Losses)	$5	$0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Gross realized gains disclosed in the above table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $3 million (after-tax) were recognized in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of March 31, 2012. The Rabbi Trust available-for-sale debt securities held as of March 31, 2012 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$0
1 - 5 years	53
6 - 10 years	29
11 - 15 years	15
16 - 20 years	3
Over 20 years	51

$151

PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

The cost of these securities was determined on the basis of specific identification.

The fair value of assets in the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of March 31, 2012	As of December 31, 2011
	Millions
Power	$44	$33
PSE&G	75	57
Other	107	82

Total Available-for-Sale Securities	$226	$172

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Pension and OPEB costs for PSEG are detailed as follows:

	Pension Benefits Three Months Ended March 31,		OPEB Three Months Ended March 31,
	2012	2011	2012	2011
	Millions
Components of Net Periodic Benefit Cost:
Service Cost	$25	$24	$4	$4
Interest Cost	56	58	16	15
Expected Return on Plan Assets	(76)	(81)	(4)	(4)
Amortization of Net
Transition Obligation	0	0	1	2
Prior Service Cost	(5)	0	(4)	(3)
Actuarial Loss	42	30	8	3

Net Periodic Benefit Cost	$42	$31	$21	$17
Effect of Regulatory Asset	0	0	5	5

Total Benefit Costs, Including Effect of Regulatory Asset	$42	$31	$26	$22

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries are detailed as follows:

	Pension Three Months Ended March 31,		OPEB Three Months Ended March 31,
	2012	2011	2012	2011
	Millions
Power	$13	$10	$5	$3
PSE&G	24	17	20	18
Other	5	4	1	1

Total Benefit Costs	$42	$31	$26	$22

During the three months ended March 31, 2012, PSEG contributed its entire planned contribution for the year 2012 of $124 million and $11 million into its pension and postretirement healthcare plans, respectively.

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

In addition to the guarantees discussed above, Power has also provided payment guarantees to third parties on behalf of its affiliated companies. These guarantees support various other non-commodity related contractual obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The face value of outstanding guarantees, current exposure and margin positions as of March 31, 2012 and December 31, 2011 are shown below:

	As of March 31, 2012	As of December 31, 2011
	Millions
Face Value of Outstanding Guarantees	$1,803	$1,756
Exposure under Current Guarantees	$349	$315
Letters of Credit Margin Posted	$135	$135
Letters of Credit Margin Received	$142	$91
Cash Deposited and Received
Counterparty Cash Margin Deposited	$38	$20
Counterparty Cash Margin Received	(5)	(7)
Net Broker Balance Deposited (Received)	(78)	(92)
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that could be Required	$876	$812
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,510	$3,415
Additional Amounts Posted
Other Letters of Credit	$55	$52

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

In addition, during 2012, the SEC and the Commodity Futures Trading Commission (CFTC) are continuing efforts to implement new rules to enact stricter regulation over swaps and derivatives. Power will carefully monitor these new rules as they are developed to analyze the potential impact on its swap and derivatives transactions, including any potential increase to collateral requirements.

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

Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA)

The EPA has determined that an eight-mile stretch of the Passaic River in the area of Newark, New Jersey is a “facility” within the meaning of that term under CERCLA. The EPA has determined the need to perform a study of the entire 17-mile tidal reach of the lower Passaic River.

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

The EPA believes that certain hazardous substances were released from the Essex Site and one of PSE&G’s former MGP locations (Harrison Site). In 2006, the EPA notified the potentially responsible parties (PRPs) that the cost of its study would greatly exceed the original estimated cost of $20 million. The total cost of the study is now estimated at approximately $99 million. 73 PRPs, including Power and PSE&G, agreed to assume responsibility for the study and to divide the associated costs according to a mutually agreed upon formula. The PRP group, currently 71 members, is presently executing the study. Approximately five percent of the study costs are attributable to PSE&G’s former MGP sites and approximately one percent to Power’s generating stations. Power has provided notice to insurers concerning this potential claim.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

MGP Remediation Program

PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $625 million and $723 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $625 million as of March 31, 2012. Of this amount, $82 million was recorded in Other Current Liabilities and $543 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $625 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hazardous Air Pollutants Regulation

In accordance with a court ruling, the EPA published a Maximum Achievable Control Technology (MACT) regulation in the Federal Register on February 16, 2012. These Mercury Air Toxics Standards (MATS) go into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the Clean Air Act. On March 19, 2012, PSEG filed a motion to intervene in support of the EPA’s implementation of MATS. The impact to our fossil fleet is currently being determined; but Power believes the back-end technology environmental controls recently installed at its Hudson and Mercer coal facilities should meet the rule’s requirements. Some additional controls could be necessary at Power’s Connecticut facilities and some of its other New Jersey facilities, pending engineering evaluation. In December 2011, a decision was reached to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal fired generating facility at Conemaugh in Pennsylvania. This installation is expected to be completed in the fourth quarter of 2014. PSEG’s share of this investment is approximately $147 million.

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

Nitrogen Oxide (NOx) Regulation

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

Cross-State Air Pollution Rule (CSAPR)

In July 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) that limits power plant emissions in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone emission standards. Emission reductions would have been governed by this rule beginning on January 1, 2012 for Sulfur Dioxide (SO2) and “annual NOX” and May 1, 2012 for “Ozone season NOX”. Certain states would have been required to make additional SO2 reductions in 2014. The EPA issued draft technical adjustments to the final CSAPR in October 2011. Technical revisions to the CSAPR were finalized on February 7, 2012. The EPA increased New Jersey’s allocation of annual NOX and ozone season NOX allowances beyond what was proposed. The EPA also finalized the increase in New Jersey’s allocation of SO2 allowances from the October proposal. The additional increases in NOx allocations are favorable to us, since both Power and New Jersey as a whole were projected to be short on NOx allowances (both ozone season and annual) under the original allocation scenario.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 30, 2011, the United States Court of Appeals for the D.C. Circuit issued a ruling to stay CSAPR pending judicial review. Until a final decision is reached, the court has ordered that the Clean Air Interstate Rule (CAIR) requirements continue temporarily. PSEG has intervened in this litigation along with Calpine and Exelon in support of implementing CSAPR. Oral argument occurred on April 13, 2012. A final decision on the merits is expected in the summer of 2012.

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

PSEG continues to evaluate the impact of this rule on it due to many of the uncertainties that still exist regarding implementation. Power has made major capital investments over the past several years to lower the SO2 and NOx emissions of its fossil plants in the states affected by CSAPR (New Jersey, New York and Pennsylvania). Power does not foresee the need to make significant additional expenditures to its generation fleet to comply with the regulation. As such, Power believes this rule will not have a material impact to its capital investment program or units’ operations.

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

In April 2011, the EPA published a new proposed rule which did not establish any particular technology as the best technology available (e.g. closed cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. Power reviewed the proposed rule, assessed the potential impact on its generating facilities and used this information to develop its comments to the EPA which were filed in August 2011. Although the EPA has recently stated that a revision of the proposed rule to include an alternative framework for compliance is currently being considered, if the rule were to be adopted as proposed, the impact would be material since the majority of Power’s electric generating stations would be affected. The EPA is expected to propose the alternative compliance framework as part of a Notice of Data Availability (NODA) in the second quarter of 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

This NODA will have a 30 day comment period and the timing of this action could impact the issuance of the final rule which is currently scheduled for July 27, 2012. Power is unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on its future capital requirements, financial condition, results of operations or cash flows. The results of further proceedings on this matter could have a material impact on Power’s ability to renew permits at its larger once-through cooled plants, including Salem, Hudson, Mercer, Bridgeport and possibly Sewaren and New Haven, without making significant upgrades to existing intake structures and cooling systems. The costs of those upgrades to one or more of Power’s once-through cooled plants would be material, and would require economic review to determine whether to continue operations at these facilities. For example, in Power’s application to renew its Salem permit, filed with the NJDEP in February 2006, the estimated costs for adding cooling towers for Salem were approximately $1 billion, of which Power’s share would have been approximately $575 million. These cost estimates have not been updated. Currently, potential costs associated with any closed cycle cooling requirements are not included in Power’s forecasted capital expenditures. In addition to the EPA rulemaking, several states, including California and New York, have begun setting policies that may require closed cycle cooling. It is unknown how these policies may ultimately impact the EPA’s rulemaking.

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

Power has received a preliminary draft of the Delaware River Basin Commission (DRBC) water discharge permit that would revise Mercer Generating Station’s thermal discharge limits and require compliance within five years of approval. Power is reviewing the proposed revisions with NJDEP and DRBC staff. Power cannot at this time determine the final form of the permit that will be presented to the DRBC commissioners for approval and what, if any, impact this permit would have on Mercer’s operations.

New Generation and Development

Nuclear

Power has approved the expenditure of approximately $192 million for a steam path retrofit and related upgrades at its co-owned Peach Bottom Units 2 and 3. Unit 3 upgrades were completed on schedule in October 2011. Unit 2 upgrades are expected to result in an increase of Power’s share of nominal capacity by approximately 14 MW in 2012. Total expenditures through March 31, 2012 were $118 million and are expected to continue through 2014.

Power has begun expenditures in pursuit of additional output through an extended power uprate of the Peach Bottom nuclear units. The uprate is expected to be in service in 2015 for Unit 2 and 2016 for Unit 3. Power’s share of the increased capacity is expected to be approximately 137 MW with an anticipated cost of approximately $419 million. Total expenditures through March 31, 2012 were $40 million and are expected to continue through 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Connecticut

Power was selected by the Connecticut Public Utilities Regulatory Authority (PURA), formerly the Department of Public Utility Control, in a regulatory process to build 130 MW of gas fired peaking capacity. Final approval was received and construction began in the second quarter of 2011. The project is expected to be in service by June 2012. Power estimates the cost of these generating units to be approximately $148 million, (not including the capitalized cost to finance during construction). Capitalized expenditures through March 31, 2012 were $141 million, which are included in Property, Plant and Equipment on the Condensed Consolidated Balance Sheets of PSEG and Power. The first of the annual filings to recover the capital and operating costs of the project was submitted in December 2011 to the PURA. A hearing before the PURA has been held and a decision is expected in May 2012. Costs for this project, including financing costs capitalized during the construction period, will be recovered subject to regulatory review and approval.

PJM Interconnection L.L.C. (PJM)

Power is constructing 267 MW of new gas fired peaking facilities at its Kearny site. Construction began in the second quarter of 2011. The projects are expected to be in service by June 2012. Power estimates the cost of these generating units to be $250 million to $300 million. Total capitalized expenditures through March 31, 2012 were $225 million which are included in Property, Plant and Equipment on Power’s and PSEG’s Condensed Consolidated Balance Sheets.

PSE&G—Solar

As part of the BPU-approved Solar 4 All Program, PSE&G is installing up to 40 MW of solar generation on existing utility poles within its service territory. PSE&G has entered into an agreement to purchase solar units for this program. PSE&G’s commitments under this agreement are contingent upon, among other things, the availability of suitable utility poles for installation of the units. On January 18, 2012, the BPU initiated a proceeding to address the proposed placement of solar panels on the poles. On April 12, 2012, the BPU issued an order granting a waiver that will allow PSE&G to use additional existing poles for these installations. PSE&G estimates the total cost of this project to be $265 million. Approximately 28 MW have been installed as of March 31, 2012. PSE&G’s cumulative investments for these solar units were approximately $199 million, with additional purchases to be made on a quarterly basis during the remaining two-year term of the purchase agreement, to the extent adequate space on poles is available.

Another aspect of the Solar 4 All program is the installation of 40 MW of solar systems on land and buildings owned by PSE&G and third parties. PSE&G estimates the total cost of this phase of the program to be $191 million. Through March 31, 2012, 36 MW representing 20 projects had been placed into service with an investment of approximately $173 million.

Energy Holdings—Solar

In January 2012, Energy Holdings acquired a 25 MW solar project currently under construction in Arizona. Completion of this project is expected in 2012. Energy Holdings issued guarantees of up to $71.5 million for payment of obligations related to the construction of the project, of which $67 million was outstanding as of March 31, 2012. These guarantees will terminate upon successful completion of the project. The total investment for the project is expected to be approximately $75 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. That contract extended through March 31, 2012, and continues substantially on a year-to-year basis. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. For additional information, see Note 17. Related-Party Transactions. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements.

Minimum Fuel Purchase Requirements

Power has various long-term fuel purchase commitments for coal through 2013 to support its fossil generation stations and for supply of nuclear fuel for the Salem and Hope Creek nuclear generating stations and for firm transportation and storage capacity for natural gas.

Power’s strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to below may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2015 and a portion for 2016 at Salem, Hope Creek and Peach Bottom.

Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2012, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Commitments through 2016 Power’s Share
Millions
Nuclear Fuel
Uranium	$489
Enrichment	$454
Fabrication	$147
Natural Gas	$933
Coal/Oil	$265

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

In July 2007, the same plaintiff also filed a petition with the BPU requesting review and adjustment to PSE&G’s recovery of the same stranded cost charges. In September 2007, PSE&G filed a motion with the BPU to dismiss the petition. In June 2010, the BPU granted PSE&G’s motion to dismiss. In April 2011, the BPU issued a written order memorializing this decision. In June 2011, the plaintiff/petitioner filed a notice of appeal of the BPU action with the Appellate Division. This appellate proceeding remains pending.

New Jersey Clean Energy Program

In 2008, the BPU approved funding requirements for each New Jersey EDC applicable to its Renewable Energy and Energy Efficiency programs for the years 2009 to 2012. The aggregate funding amount is $1.2 billion for all years. PSE&G’s share is $705 million. PSE&G has recorded a current liability of $199 million as of March 31, 2012. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are expected to be recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).

The BPU has started a new Comprehensive Resource Analysis proceeding to determine SBC funding for the years 2013-2016. The proceeding has no impact on current SBC assessments.

Long-Term Capacity Agreement Pilot Program (LCAPP)

In January 2011, New Jersey enacted the LCAPP Act directing the BPU to conduct a process to procure and subsidize up to 2,000 megawatts of base load or mid-merit electric power generation. In March 2011, the BPU issued a written order approving a form of agreement and selecting three generators to build a total of approximately 1,949 MW of new combined-cycle generating facilities located in New Jersey. Each of the New

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Jersey EDCs, including PSE&G, executed standard offer capacity agreements (SOCA) with each of the three selected generators in compliance with the BPU’s directive, but did so under protest preserving its respective legal rights. The SOCA provides for the EDCs to make capacity payments to, or receive capacity payments from, the generators as calculated based on the difference between the Reliability Pricing Model (RPM) clearing price for each year of the term and the price bid set forth in the SOCA. The LCAPP Act and the BPU order provide that, once the SOCAs are executed and approved by the BPU, they will be irrevocable and the EDCs will be entitled to full rate recovery of the prudently incurred costs. PSE&G will not make or receive payments under the three contracts unless (1) the plant successfully bids into and clears the capacity auction in accordance with the terms of the SOCA and (2) the proposed plant is constructed. Two of the SOCA generators have filed petitions at the BPU claiming that there has been a material modification in PJM’s RPM that could adversely affect their performance under the SOCA and asking the BPU for relief through modifications to their respective SOCAs. On May 1, 2012, the BPU denied the request of these generators for modifications to the SOCA contracts, though the BPU indicated that it may re-examine the need for SOCA changes or other actions after the results of the May RPM auction are issued. Legal challenges to the BPU’s implementation of the LCAPP Act were filed in New Jersey appellate court and the challenge filed by the EDCs has been remanded back to the BPU for consideration of certain procedural issues. The LCAPP Act has also been challenged on constitutional grounds in federal court. This legal challenge remains pending.

Leveraged Lease Investments

On January 31, 2012, PSEG entered into a specific matter closing agreement settling the dispute with the IRS over previously challenged leveraged lease transactions. This agreement settles the leasing dispute with finality for all tax periods in which PSEG realized tax deductions from these transactions. On January 31, 2012, PSEG also signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. On March 26, 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These two agreements conclude ten years of audits for PSEG and the leasing issue for all tax years. For PSEG, the impact of these agreements is an increase in financial statement Income Tax Expense of approximately $175 million. In prior periods, PSEG had established financial statement tax liabilities for uncertain tax positions in the amount of $245 million with respect to these tax years. Accordingly, the settlement resulted in a net $70 million decrease in the Income Tax Expense of PSEG.

Cash Impact

For tax years 1997 through 2003, the tax and interest PSEG owes the IRS as a result of this settlement will be reduced by the $320 million PSEG has on deposit with the IRS for this matter. A net deficiency for these years of approximately $4 million is expected to be paid during the second quarter of 2012. Based upon the closing agreement and the Form 870-AD for tax years 2004 through 2006, PSEG owes the IRS approximately $600 million in tax and interest for tax years from 2004 through 2006. Based on the settlement of the leasing dispute, for tax years 2007 through 2010, the IRS owes PSEG approximately $670 million. PSEG will attempt to work with the IRS to process these audit years simultaneously. No assurance can be given that the IRS will agree to this process. It is possible that PSEG would have to make several payments totaling $600 million over the next year to the IRS and file claims for refunds for $670 million which the IRS would process in the normal course; it could take several years for the IRS to process these claims. In addition to the above, PSEG will claim a tax deduction for the accrued deficiency interest associated with this settlement in 2012, which will give rise to a cash tax savings of approximately $100 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9. Changes in Capitalization

The following capital transactions occurred in the first three months of 2012:

Power

•	paid $66 million of 5.00% Pollution Control Revenue Refunding bond at maturity in March.

•	paid cash dividends of $300 million to PSEG.

PSE&G

•	paid $49 million of Transition Funding’s securitization debt.

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

Cash Flow Hedges

Power uses forward sale and purchase contracts, swaps and futures contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations,

•	the price of fuel to meet its fuel purchase requirements, and

•	certain forecasted natural gas sales and purchases made to support the BGSS contract with PSE&G.

These derivative transactions are designated and effective as cash flow hedges. As of March 31, 2012 and December 31, 2011, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with these hedges was as follows:

	As of March 31, 2012	As of December 31, 2011
	Millions
Fair Value of Cash Flow Hedges	$54	$57
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$33	$33

The expiration date of the longest-dated cash flow hedge at Power is in 2013. Power’s after-tax unrealized gains on these derivatives that are expected to be reclassified to earnings during the next 12 months are $28 million. There was ineffectiveness of $1 million associated with these hedges as of March 31, 2012.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fair Value Hedges

PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of March 31, 2012, PSEG had eight interest rate swaps outstanding totaling $1.1 billion. These swaps convert Power’s $250 million of 5% Senior Notes due April 2014, Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying debt. As of March 31, 2012 and December 31, 2011, the fair value of all the underlying hedges was $60 million and $62 million, respectively.

Cash Flow Hedges

PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage their exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(2) million as of March 31, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Values of Derivative Instruments

The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets:

	As of March 31, 2012
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (A)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$52	$644	$(510)	$186	$0	$16	$202
Noncurrent Assets	8	147	(104)	51	34	46	131

Total Mark-to-Market Derivative Assets	$60	$791	$(614)	$237	$34	$62	$333

Derivative Contracts
Current Liabilities	$(5)	$(602)	$455	$(152)	$(2)	$0	$(154)
Noncurrent Liabilities	(1)	(128)	111	(18)	0	(2)	(20)

Total Mark-to-Market Derivative (Liabilities)	$(6)	$(730)	$566	$(170)	$(2)	$(2)	$(174)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$54	$61	$(48)	$67	$32	$60	$159

	As of December 31, 2011
	Power				PSE&G	PSEG	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (A)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$55	$532	$(448)	$139	$0	$17	$156
Noncurrent Assets	8	121	(74)	55	4	47	106

Total Mark-to-Market Derivative Assets	$63	$653	$(522)	$194	$4	$64	$262

Derivative Contracts
Current Liabilities	$(5)	$(506)	$387	$(124)	$(7)	$0	$(131)
Noncurrent Liabilities	(1)	(76)	53	(24)	0	(2)	(26)

Total Mark-to-Market Derivative (Liabilities)	$(6)	$(582)	$440	$(148)	$(7)	$(2)	$(157)

Total Net Mark-to-Market Derivative Assets (Liabilities)	$57	$71	$(82)	$46	$(3)	$62	$105

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(A)	Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. As of March 31, 2012 and December 31, 2011, net cash collateral received of $48 million and $82 million, respectively, was netted against the corresponding net derivative contract positions. Of the $48 million as of March 31, 2012, cash collateral of $(79) million and $(9) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $24 million and $16 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $82 million as of December 31, 2011, cash collateral of $(77) million and $(23) million were netted against current assets and noncurrent assets, respectively, and cash collateral of $16 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively.

Certain of PSEG’s derivative instruments contain provisions that require PSEG to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon PSEG’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if PSEG were to be downgraded or lose its investment grade credit rating, it would be required to provide additional collateral. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. PSEG also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margining requirements.

The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $350 million and $285 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, PSEG had the contractual right of offset of $189 million and $149 million, respectively, related to derivative instruments that are assets with the same counterparty under master agreements and net of margin posted. If PSEG had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $161 million and $136 million as of March 31, 2012 and December 31, 2011, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $876 million and $812 million as of March 31, 2012 and December 31, 2011, respectively, discussed in Note 8. Commitments and Contingent Liabilities.

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
	Millions
PSEG and Power
Energy-Related Contracts	$38	$13	Operating Revenues	$39	$66	Operating Revenues	$(1)	$(2)
Energy-Related Contracts	(4)	2	Energy Costs	(4)	3		0	0

Total PSEG	$34	$15		$35	$69		$(1)	$(2)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2010	$188	$111
Gain Recognized in AOCI	80	47
Less: Gain Reclassified into Income	(214)	(127)

Balance as of December 31, 2011	$54	$31

Gain Recognized in AOCI	34	20
Less: Gain Reclassified into Income	(35)	(20)

Balance as of March 31, 2012	$53	$31

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months ended March 31, 2012 and 2011:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives

		Three Months Ended March 31,
		2012	2011
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$195	$(42)
Energy-Related Contracts	Energy Costs	(26)	3

Total PSEG and Power		$169	$(39)

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $6 million for each of the three month periods ended March 31, 2012 and 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2012 and December 31, 2011:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of March 31, 2012
Natural Gas	Dth	590	0	366	224
Electricity	MWh	138	0	138	0
FTRs	MWh	6	0	6	0
Interest Rate Swaps	US Dollars	1,100	1,100	0	0
Coal	Tons	1	0	1	0
As of December 31, 2011
Natural Gas	Dth	612	0	377	235
Electricity	MWh	137	0	137	0
FTRs	MWh	12	0	12	0
Interest Rate Swaps	US Dollars	1,100	1,100	0	0
Coal	Tons	1	0	1	0

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

As of March 31, 2012, 96% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).

The following table provides information on Power’s credit risk from others, net of cash collateral, as of March 31, 2012. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$674	$104	$669	2	$400	(A)
Non-Investment Grade—External Rating	26	0	26	0	0
Investment Grade—No External Rating	7	0	7	0	0
Non-Investment Grade—No External Rating	0	0	0	0	0

Total	$707	$104	$702	2	$400

(A)	Includes net exposure of $302 million with PSE&G. The remaining net exposure of $98 million is with two nonaffiliated power purchasers which are regulated investment grade counterparties.

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of March 31, 2012, Power had 191 active counterparties.

Note 11. Fair Value Measurements

PSEG, Power and PSE&G adopted accounting standard “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (IFRS)” effective January 1, 2012. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2012, these consist primarily of electric swaps whose basis is deemed significant to the fair value measurement, and long-term gas supply contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

	Recurring Fair Value Measurements as of March 31, 2012
Description	Total	Cash Collateral Netting (E)	Quoted Market Prices of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$271	$(88)	$0	$280	$79
Interest Rate Swaps (B)	$62	$0	$0	$62	$0
NDT Funds: (C)
Equity Securities	$772	$0	$772	$0	$0
Debt Securities-Govt Obligations	$323	$0	$0	$323	$0
Debt Securities-Other	$305	$0	$0	$305	$0
Other Securities	$48	$0	$0	$48	$0
Rabbi Trusts: (C)
Equity Securities-Mutual Funds	$22	$0	$22	$0	$0
Debt Securities-Govt Obligations	$110	$0	$0	$110	$0
Debt Securities-Other	$41	$0	$0	$41	$0
Other Securities	$53	$0	$0	$53	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(172)	$40	$0	$(194)	$(18)
Interest Rate Swaps (B)	$(2)	$0	$0	$(2)	$0
Non-Recourse Debt (D)	$(50)	$0	$0	$0	$(50)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$237	$(88)	$0	$280	$45
NDT Funds: (C)
Equity Securities	$772	$0	$772	$0	$0
Debt Securities-Govt Obligations	$323	$0	$0	$323	$0
Debt Securities-Other	$305	$0	$0	$305	$0
Other Securities	$48	$0	$0	$48	$0
Rabbi Trusts: (C)
Equity Securities-Mutual Funds	$4	$0	$4	$0	$0
Debt Securities-Govt Obligations	$22	$0	$0	$22	$0
Debt Securities-Other	$8	$0	$0	$8	$0
Other Securities	$10	$0	$0	$10	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(170)	$40	$0	$(194)	$(16)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$34	$0	$0	$0	$34
Rabbi Trusts: (C)
Equity Securities-Mutual Funds	$7	$0	$7	0	$0
Debt Securities-Govt Obligations	$36	$0	$0	$36	$0
Debt Securities-Other	$14	$0	$0	$14	$0
Other Securities	$18	$0	$0	$18	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(2)	$0	$0	$0	$(2)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2011
Description	Total	Cash Collateral Netting (E)	Quoted Market Prices of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$198	$(100)	$0	$257	$41
Interest Rate Swaps (B)	$64	$0	$0	$64	$0
NDT Funds: (C)
Equity Securities	$685	$0	$685	$0	$0
Debt Securities-Govt Obligations	$359	$0	$0	$359	$0
Debt Securities-Other	$281	$0	$0	$281	$0
Other Securities	$24	$0	$0	$24	$0
Rabbi Trusts-Mutual Funds (C)	$172	$0	$19	$153	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(155)	$18	$0	$(153)	$(20)
Interest Rate Swaps (B)	$(2)	$0	$0	$(2)	$0
Non-Recourse Debt (D)	$(50)	$0	$0	$0	$(50)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$194	$(100)	$0	$257	$37
NDT Funds: (C)
Equity Securities	$685	$0	$685	$0	$0
Debt Securities-Govt Obligations	$359	$0	$0	$359	$0
Debt Securities-Other	$281	$0	$0	$281	$0
Other Securities	$24	$0	$0	$24	$0
Rabbi Trusts-Mutual Funds (C)	$33	$0	$4	$29	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(148)	$18	$0	$(153)	$(13)
PSE&G
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$4	$0	$0	$0	$4
Rabbi Trusts-Mutual Funds (C)	$57	$0	$6	$51	$0
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(7)	$0	$0	$0	$(7)

(A)

Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask midpoints from multiple broker or dealer quotes or auction prices. Prices used in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(B)	Interest rate swaps are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment.

(C)	The fair value measurements table excludes cash of $1 million which is part of the NDT Fund. The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in an S&P 500 index fund and various fixed income securities classified as “available for sale.” These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities).

Level 1—Investments in marketable equity securities within the NDT Fund are primarily investments in common stocks across a broad range of industries and sectors. Most equity securities are priced utilizing the principal market close price or, in some cases, midpoint, bid or ask price (primarily Level 1). The Rabbi Trust equity index fund is valued based on quoted prices in an active market (Level 1).

Level 2—NDT and Rabbi Trust fixed income securities are limited to investment grade corporate bonds and United States Treasury obligations or Federal Agency mortgage-backed securities with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads (primarily Level 2). Short-term investments and certain commingled temporary investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield (primarily Level 2).

(D)	For Non-Recourse Debt, see Fair Value Option below.

(E)	Cash collateral netting represents collateral amounts netted against derivative assets and liabilities as permitted under the accounting guidance for Offsetting of Amounts Related to Certain Contracts.

Additional Information Regarding Level 3 Measurements

For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations for contracts with tenors that extend into periods with no observable pricing. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 because the model inputs generally are not observable. PSEG’s Risk Management Committee approves risk management

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

policies and objectives for risk assessment, control and valuation, counterparty credit approval, and the monitoring and reporting of risk exposures. The Risk Management Committee reports to the Audit Committee of the PSEG Board of Directors on the scope of the risk management activities and is responsible for approving all valuation procedures at PSEG. Forward price curves for the power market utilized by PSEG Energy Resources & Trade LLC (ER&T)’s traders to manage the portfolio are maintained and reviewed by PSEG’s Enterprise Risk Management market pricing group, and used for financial reporting purposes. PSEG considers credit and nonperformance risk in the valuation of derivative contracts categorized in Levels 2 and 3, including both historical and current market data, in its assessment of credit and nonperformance risk by counterparty. The impacts of credit and nonperformance risk were not material to the financial statements.

Disclosed below is detail surrounding our significant Level 3 valuations, of which the most significant positions are electric swaps for Power and long-term natural gas supply contracts for PSE&G. For Power, in general, electric swaps are valued based on at least two pricing inputs, basis and underlying. To the extent the basis component is based on a single broker quote and is significant to the fair value of the electric swap, it is categorized as Level 3. The remaining balance of Power’s Level 3 positions consist primarily of certain long-dated capacity contracts, electric load deals in which load consumption may change hourly and certain long-term natural gas supply contracts. Long-dated capacity contracts are fair valued using auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. Electric load deals are fair valued using certain unobservable inputs, such as historic load variability. For Power and PSE&G, long-term gas supply contracts are valued using both actively traded pricing points as well as unobservable inputs such as gas prices beyond observable periods and longer term basis quotes and accordingly, the fair value measurements are classified in Level 3.

The table below discloses the significant unobservable inputs used in developing the fair value of these Level 3 positions:

Quantitative Information About Level 3 Fair Value Measurements

Commodity	Level 3 Position	Fair Value as of March 31, 2012		Valuation Technique(s)	Significant Unobservable Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$40	$(15)	Discounted cash flow	Power Basis	$0 -$10/MWh
Electricity	Electric Load Deals	4	0	Discounted cash flow	Historic Load Variability	-20% – +20%
Other	Various (A)	1	(1)

Total Power		$45	$(16)

PSE&G
Natural Gas	Long-Term Gas Supply	$34	$(2)	Discounted cash flow	Longer-Term Basis	$0-$2/MMBTU

Total PSE&G		$34	$(2)

PSEG
Non-Recourse Debt		$0	$(50)	Discounted cash flow	Underlying Collateral	See “Fair Value Option” below.

Total PSEG		$79	$(68)

(A)	Includes long-dated electric capacity and long-term gas supply positions which are immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power and PSE&G are sellers, an increase in either the power basis or the load variability or the longer-term basis amounts would decrease the fair value.

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2012 and 2011 follows:

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended March 31, 2012

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2012	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) (C)	(Issuances) Settlements (D)	Transfers In (Out) (E)	Balance as of March 31, 2012
	Millions
PSEG
Net Derivative Assets	$21	$34	$35	$0	$(29)	$0	$61
Non-Recourse Debt	$(50)	$0	$0	$0	$0	$0	$(50)
Power
Net Derivative Assets	$24	$34	$0	$0	$(29)	$0	$29
PSE&G
Net Derivative Assets (Liabilities)	$(3)	$0	$35	$0	$0	$0	$32

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis

for the Three Months Ended March 31, 2011

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2011	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases, (Sales) (C)	Issuances (Settlements) (D)	Transfers In (Out) (E)	Balance as of March 31, 2011
	Millions
PSEG
Net Derivative Assets	$47	$(31)	$(10)	$18	$(22)	$0	$2
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
Net Derivative Assets (Liabilities)	$42	$(31)	$0	$18	$(22)	$0	$7
NDT Funds	$8	$0	$0	$0	$0	$(8)	$0
PSE&G
Net Derivative Assets (Liabilities)	$5	$0	$(10)	$0	$0	$0	$(5)

(A)	PSEG’s and Power’s gains and losses are mainly attributable to changes in net derivative assets and liabilities of which $34 million and $(33) million are included in Operating Income in 2012 and 2011, respectively, and $(1) million is included in OCI and $3 million is included in Income from Discontinued Operations in 2011. Of the $34 million in Operating Income in 2012, $5 million is unrealized. Of the $(33) million in Operating Income in 2011, $(32) million is unrealized.

(B)	Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $18 million in purchases in 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(D)	Represents $(29) million in settlements in 2012. Includes $(11) million in issuances and $(11) million in settlements in 2011.

(E)	There were no transfers among levels during the three months ended March 31, 2012. During the three months ended March 31, 2011, $8 million of assets in the NDT fund were transferred from Level 3 to Level 2, due to more observable pricing for the underlying securities. As per PSEG’s policy, this transfer was recognized as of the beginning of the quarter.

As of March 31, 2012, PSEG carried $1.8 billion of net assets that are measured at fair value on a recurring basis, of which $11 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets.

As of March 31, 2011, PSEG carried $1.7 billion of net assets that are measured at fair value on a recurring basis, of which $2 million were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy. These Level 3 net assets represent less than 1% of PSEG’s total assets.

Fair Value Option

As of December 31, 2011, the effective date of the Dynegy lease rejections, the leases of the Roseton and Danskammer generation facilities were effectively terminated and no longer qualified for leveraged lease accounting under the guidance for leases. As the owner of the facilities, Energy Holdings was required to recognize the underlying assets and nonrecourse notes payable (Notes Payable) associated with these leases at their respective fair values on the effective date of the rejection. Energy Holdings has elected to record the Notes Payable at fair value each reporting period under the fair value option in accordance with guidance for Financial Instruments. The fair value option permits the irrevocable fair value election for selected eligible financial assets or liabilities. Any changes in the fair value of the Notes Payable will be included in earnings each period. The $550 million of contractual principal outstanding on the Notes Payable is valued at $50 million as of March 31, 2012 and December 31, 2011. Energy Holdings elected this option to eliminate certain complexities in applying the effective interest method of amortization given the uncertain payment streams between the election date and the expected foreclosure date. There were no other debt instruments of this type eligible for the fair value option as of March 31, 2012 or December 31, 2011. The $50 million fair value of these Notes Payable is included on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2102 and December 31, 2011. The fair values of the Notes Payable include significant internal assumptions based on expected cash flows and the fair values of the underlying collateral. Changes to projected capacity factors, capacity and energy prices, fuel costs and other required cash outflows could significantly impact the fair value of the collateral which would increase or decrease the fair value of the Notes. These Notes Payable are classified as Level 3 in the fair value hierarchy as a result of mainly unobservable inputs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Debt

The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$38	$60	$39	$62
Power-Recourse Debt (B)	2,685	3,092	2,751	3,158
PSE&G (B)	4,271	4,875	4,270	4,905
Transition Funding (PSE&G) (B)	845	954	895	1,016
Transition Funding II (PSE&G) (B)	44	47	44	47
Energy Holdings:
Project Level, Non-Recourse Debt (C)	95	95	95	95

Total Long-term Debt	$7,978	$9,123	$8,094	$9,283

(A)	Fair value represents net offsets to debt resulting from adjustments from interest rate swaps entered into to hedge certain debt at Power and the unamortized premium resulting from a debt exchange entered into between Power and Energy Holdings.

(B)	The debt fair valuation is based on the present value of each bond’s future cash flows. The discount rates used in the present value analysis are based on an estimate of new issue bond yields across the treasury curve. When a bond has embedded options, an interest rate model is used to reflect the impact of interest rate volatility into the analysis. (primarily Level 2 measurements).

(C)	Fair value amounts include $50 million of non-recourse project debt related to Dynegy which is classified as a Level 3 measurement. See “Fair Value Option” above for more details on Dynegy debt. Non-recourse project debt of $45 million is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Three Months Ended March 31, 2012
NDT Fund Gains, Interest, Dividend and Other Income	$28	$0	$0	$28
Solar Loan Interest	0	4	0	4
Other	2	7	3	12

Total Other Income	$30	$11	$3	$44

Three Months Ended March 31, 2011
NDT Fund Gains, Interest, Dividend and Other Income	$69	$0	$0	$69
Solar Loan Interest	0	2	0	2
Other	1	3	1	5

Total Other Income	$70	$5	$1	$76

Other Deductions	Power	PSE&G	Other (A)	Consolidated Total
	Millions
Three Months Ended March 31, 2012
NDT Fund Realized Losses and Expenses	$8	$0	$0	$8
Other	7	1	0	8

Total Other Deductions	$15	$1	$0	$16

Three Months Ended March 31, 2011
NDT Fund Realized Losses and Expenses	$9	$0	$0	$9
Other	3	1	0	4

Total Other Deductions	$12	$1	$0	$13

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Note 13. Income Taxes

PSEG’s, Power’s and PSE&G’s effective tax rates for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
PSEG	30.1%	41.6%
Power	39.8%	41.1%
PSE&G	29.4%	40.5%

For the quarter ended March 31, 2012, the decrease in PSEG’s and PSE&G’s effective tax rate was due primarily to the settlement with the IRS in regard to leveraged leases (See Note 8. Commitments and Contingent Liabilities) and the federal audits for tax years 1997 through 2006 (see below). The decrease in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Power’s effective tax rate was due primarily to a reduction in NDT taxes which was partially offset by a reduction in the IRC section 199 deduction for domestic production activities.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, enacted December 17, 2010, included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 will be eligible for 50% bonus depreciation for tax purposes. These provisions have generated cash for PSEG through tax benefits related to the accelerated depreciation in 2011 and will for 2012. These tax benefits would have otherwise been received over an estimated average 20 year period.

PSE&G has accrued $7 million of Investment Tax Credits (ITC) associated with alternative energy projects in the first quarter of 2012. Prior to 2012, the law provided an option to claim either a grant or the ITC. For years prior to 2012, the ITC had been accounted for as a reduction of the book basis of the related assets as opposed to being recorded in tax expense. As the grant program expired at the end of 2011, ITC for 2012 has been accounted for as an accumulated deferred investment credit on the balance sheet which is amortized as a reduction of tax expense over the life of the related project.

PSEG’s unrecognized tax benefits decreased by approximately $559 million in the first quarter 2012, primarily attributable to PSEG. This decrease was primarily due to the settlement with the IRS, in the amount of $387 million, of the leasing issue (See Note 8. Commitments and Contingent Liabilities) and the federal audits for tax years 1997 through 2006 (see below). The remaining unrecognized tax benefit of $172 million represents a decrease of prior period positions. As a result, as of March 31, 2012, there is no material increase or decrease in unrecognized tax benefits that is reasonably possible to occur within the next twelve months. The interest and penalties associated with the decrease in the uncertain tax position was $352 million. The impact on the accumulated deferred income taxes and regulatory asset associated with the unrecognized tax benefit decrease is $240 million. The change in the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $319 million.

On June 26, 2009, September 15, 2008 and December 17, 2007, PSEG made tax deposits with the IRS in the amounts of $140 million, $80 million and $100 million, respectively, to defray potential interest costs associated with disputed tax assessments associated with certain lease investments (see Note 8. Commitments and Contingent Liabilities). On January 31, 2012, PSEG signed a specific matter closing agreement with the IRS regarding this matter. Based on this agreement, these deposits will be applied against tax and interest due pursuant to the closing agreement. Further, on the same date, PSEG signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. On March 26, 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These two agreements conclude ten years of audits for PSEG and the leasing issue for all tax years. The financial statement impacts of these agreements, net of existing financial statement reserves, is a net decrease in tax expense of approximately $70 million for PSEG, including $30 million and $1 million for PSE&G and Power, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Balance as of December 31, 2011	Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2012			Balance as of March 31, 2012
		Power	PSE&G	Other
	Millions
Derivative Contracts	$31	$0	$0	$0	$31
Pension and OPEB Plans	(438)	7	0	0	(431)
NDT Funds	66	38	0	0	104
Other	4	(1)	(1)	1	3

Accumulated Other Comprehensive Income (Loss)	$(337)	$44	$(1)	$1	$(293)

	Balance as of December 31, 2010	Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2011			Balance as of March 31, 2011
		Power	PSE&G	Other
	Millions
Derivative Contracts	$111	$(32)	$0	$0	$79
Pension and OPEB Plans	(377)	6	0	0	(371)
NDT Funds	109	(7)	0	0	102
Other	1	0	1	1	3

Accumulated Other Comprehensive Income (Loss)	$(156)	$(33)	$1	$1	$(187)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15. Earnings Per Share (EPS) and Dividends

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

	Three Months Ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
EPS Numerator: (Millions)
Continuing Operations	$493	$493	$462	$462
Discontinued Operations	0	0	64	64

Net Income	$493	$493	$526	$526

EPS Denominator: (Thousands)
Weighted Average Common Shares Outstanding	506,010	506,010	505,979	505,979
Effect of Stock Based Compensation Awards	0	1,019	0	1,153

Total Shares	506,010	507,029	505,979	507,132

EPS:
Continuing Operations	$0.97	$0.97	$0.91	$0.91
Discontinued Operations	0.00	0.00	0.13	0.13

Net Income	$0.97	$0.97	$1.04	$1.04

	Three Months Ended March 31,
Dividend Payments on Common Stock	2012	2011
Per Share	$0.3550	$0.3425
in Millions	$179	$173

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Energy Holdings	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2012
Operating Revenues	$1,561	$1,939	$20	$(645)	$2,875
Income (Loss) From Continuing Operations	253	197	40	3	493
Net Income (Loss)	253	197	40	3	493
Segment Earnings (Loss)	253	197	40	3	493
Gross Additions to Long-Lived Assets	237	435	11	4	687
Three Months Ended March 31, 2011
Operating Revenues	$1,967	$2,306	$20	$(939)	$3,354
Income (Loss) From Continuing Operations	298	163	(3)	4	462
Income (Loss) from Discontinued Operations, net of tax	64	0	0	0	64
Net Income (Loss)	362	163	(3)	4	526
Segment Earnings (Loss)	362	163	(3)	4	526
Gross Additions to Long-Lived Assets	155	339	1	2	497
As of March 31, 2012
Total Assets	$11,089	$17,514	$1,945	$(546)	$30,002
Investments in Equity Method Subsidiaries	$39	$0	$104	$0	$143
As of December 31, 2011
Total Assets	$11,087	$17,487	$1,888	$(641)	$29,821
Investments in Equity Method Subsidiaries	$31	$0	$106	$0	$137

(A)	Other activities include amounts applicable to PSEG (as parent company), Services and intercompany eliminations, primarily relating to intercompany transactions between Power and PSE&G. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are priced in accordance with applicable regulations, including affiliate pricing rules, or at cost or, in the case of the BGS and BGSS contracts between Power and PSE&G, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between Power and PSE&G, see Note 17. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 17. Related-Party Transactions

The following discussion relates to intercompany transactions, the majority of which are eliminated during the PSEG consolidation process in accordance with GAAP.

Power

The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended March 31,
Related Party Transactions	2012	2011
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS (A)	$451	$698
Billings to PSE&G through BGS (A)	189	233

Total Revenue from Affiliates	$640	$931

Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(34)	$(37)

Total Expense Billings from Affiliates	$(34)	$(37)

Related Party Transactions	As of March 31, 2012	As of December 31, 2011
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$163	$247
Receivables from PSE&G Related to Gas Supply Hedges for BGSS (A)	116	109
Receivable from (Payable to) Services (B)	(21)	(26)
Tax Receivable from (Payable to) PSEG (C)	(8)	58
Receivable from (Payable to) PSEG	(7)	(7)

Accounts Receivable—Affiliated Companies, net	$243	$381

Short-Term Loan to Affiliate (Demand Note to PSEG) (D)	$1,035	$907

Working Capital Advances to Services (E)	$17	$17

Long-Term Accrued Taxes Receivable (Payable) (C)	$(52)	$(8)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PSE&G

The financials statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended March 31,
Related Party Transactions	2012	2011
	Millions
Expense Billings from Affiliates:
Billings From Power through BGSS (A)	$(451)	$(698)
Billings From Power through BGS (A)	(189)	(233)
Administrative Billings from Services (B)	(50)	(51)

Total Expense Billings from Affiliates	$(690)	$(982)

Related Party Transactions	As of March 31, 2012	As of December 31, 2011
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(163)	$(247)
Payable to Power Related to Gas Supply Hedges for BGSS (A)	(116)	(109)
Payable to Power for SREC Liability (F)	(7)	(7)
Receivable from (Payable to) Services (B)	(41)	(56)
Tax Receivable from (Payable to) PSEG (C)	42	131
Receivable from PSEG	5	8

Accounts Payable—Affiliated Companies, net	$(280)	$(280)

Working Capital Advances to Services (E)	$33	$33

Long-Term Accrued Taxes Receivable (Payable) (C)	$(23)	$(83)

(A)	PSE&G has entered into a requirements contract with Power under which Power provided the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements through March 31, 2012 and continues subsequently on a year-to-year basis. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process.

(B)	Services provides and bills administrative services to Power and PSE&G at cost. In addition, Power and PSE&G have other payables to Services, including amounts related to certain common costs, such as pension and OPEB costs, which Services pays on behalf of each of the operating companies.

(C)	PSEG files a consolidated federal income tax return with its affiliated companies. A tax allocation agreement exists between PSEG and each of its affiliated companies. The general operation of these agreements is that the subsidiary company will compute its taxable income on a stand-alone basis. If the result is a net tax liability, such amount shall be paid to PSEG. If there are net operating losses and/or tax credits, the subsidiary shall receive payment for the tax savings from PSEG to the extent that PSEG is able to utilize those benefits.

(D)	Power’s short-term loans with PSEG are for working capital and other short-term needs. Interest Income and Interest Expense relating to these short-term funding activities were immaterial.

(E)	Power and PSE&G have advanced working capital to Services. The amounts are included in Other Noncurrent Assets on Power’s and PSE&G’s Condensed Consolidated Balance Sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(F)	In 2008, the BPU issued a decision that certain BGS suppliers will be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) during the period June 1, 2008 through May 31, 2010. The BPU order further provided that the excess cost may be passed on to ratepayers. Following an appeal, on March 10, 2011, the New Jersey Supreme Court reversed and remanded the BPU’s 2008 order. The Court did not rule on the substantive issue of whether the pass-through of SREC costs was appropriate. The BPU subsequently held a legislative hearing process to comply with the Court’s ruling. On May 1, 2012, the BPU affirmed its earlier order and ruled that BGS suppliers could recover verified SREC expenditures above $300 per SREC. PSE&G has estimated and accrued a total liability for the excess SREC cost of $17 million as of March 31, 2012 and December 31, 2011, including approximately $7 million for Power’s share which is included in PSE&G’s Accounts Payable—Affiliated Companies as of March 31, 2012 and December 31, 2011. Under current guidance, Power was unable to record the related intercompany receivable on its Condensed Consolidated Balance Sheet. As a result, PSE&G’s liability to Power is not eliminated in consolidation and is included in Other Current Liabilities on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 18. Guarantees of Debt

Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC (Fossil), PSEG Nuclear LLC (Nuclear) and ER&T. The following table presents condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended March 31, 2012
Operating Revenues	$0	$1,873	$26	$(338)	$1,561
Operating Expenses	(2)	1,433	27	(338)	1,120

Operating Income (Loss)	2	440	(1)	0	441
Equity Earnings (Losses) of Subsidiaries	260	(3)	0	(257)	0
Other Income	13	31	0	(14)	30
Other Deductions	(7)	(8)	0	0	(15)
Other-Than-Temporary Impairments	0	(5)	0	0	(5)
Interest Expense	(29)	(10)	(4)	13	(30)
Income Tax Benefit (Expense)	14	(185)	2	1	(168)

Net Income (Loss)	$253	$260	$(3)	$(257)	$253

Three Months Ended March 31, 2012
Net Cash Provided By (Used In) Operating Activities	$124	$723	$2	$(118)	$731
Net Cash Provided By (Used In) Investing Activities	$242	$(656)	$(13)	$62	$(365)
Net Cash Provided By (Used In) Financing Activities	$(366)	$(73)	$10	$56	$(373)
Three Months Ended March 31, 2011
Operating Revenues	$0	$2,278	$50	$(361)	$1,967
Operating Expenses	2	1,774	52	(362)	1,466

Operating Income (Loss)	(2)	504	(2)	1	501
Equity Earnings (Losses) of Subsidiaries	382	60	0	(442)	0
Other Income	10	71	0	(11)	70
Other Deductions	(3)	(9)	0	0	(12)
Other-Than-Temporary Impairments	(1)	(1)	0	0	(2)
Interest Expense	(45)	(11)	(5)	10	(51)
Income Tax Benefit (Expense)	21	(232)	3	0	(208)
Income (Loss) on Discontinued Operations, net of tax	0	0	64	0	64

Net Income (Loss)	$362	$382	$60	$(442)	$362

Three Months Ended March 31, 2011
Net Cash Provided By (Used In) Operating Activities	$350	$1,202	$(189)	$(460)	$903
Net Cash Provided By (Used In) Investing Activities	$(175)	$(777)	$336	$(113)	$(729)
Net Cash Provided By (Used In) Financing Activities	$(175)	$(426)	$(147)	$573	$(175)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of March 31, 2012
Current Assets	$4,137	$7,628	$953	$(10,213)	$2,505
Property, Plant and Equipment, net	66	5,773	956	0	6,795
Investment in Subsidiaries	4,283	801	0	(5,084)	0
Noncurrent Assets	197	1,661	59	(128)	1,789

Total Assets	$8,683	$15,863	$1,968	$(15,425)	$11,089

Current Liabilities	$106	$9,885	$1,021	$(10,215)	$797
Noncurrent Liabilities	450	1,694	145	(124)	2,165
Long-Term Debt	2,685	0	0	0	2,685
Member’s Equity	5,442	4,284	802	(5,086)	5,442

Total Liabilities and Member’s Equity	$8,683	$15,863	$1,968	$(15,425)	$11,089

As of December 31, 2011
Current Assets	$4,311	$7,248	$951	$(9,823)	$2,687
Property, Plant and Equipment, net	66	5,715	950	0	6,731
Investment in Subsidiaries	4,185	804	0	(4,989)	0
Noncurrent Assets	179	1,557	51	(118)	1,669

Total Assets	$8,741	$15,324	$1,952	$(14,930)	$11,087

Current Liabilities	$172	$9,549	$1,003	$(9,822)	$902
Noncurrent Liabilities	440	1,589	145	(118)	2,056
Long-Term Debt	2,685	0	0	0	2,685
Member’s Equity	5,444	4,186	804	(4,990)	5,444

Total Liabilities and Member’s Equity	$8,741	$15,324	$1,952	$(14,930)	$11,087

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

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

Our business discussion in Part I, Item 1. Business of our 2011 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part II Item 1A of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2011 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2012 and any changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes, and the 2011 Form 10-K.

OVERVIEW OF 2012 AND FUTURE OUTLOOK

During the first three months of 2012, our results continued to be adversely impacted by lower prices for electricity and natural gas in the markets we serve. We continue experiencing greater pricing impact due to a decline in both PJM Reliability Pricing Model (RPM) and Basic Generation Service (BGS) rates which became effective in the second quarter of 2011. Our pricing also continues to be affected by customer migration away from our BGS supply contracts as these volumes are replaced with lower priced spot market sales. While the average BGS rates have been declining to current market prices, customers may still see an incentive to switch to third party suppliers. The result of such a switch may affect the price we receive on our sales, shifting from BGS rates that are established in auctions that have taken place over the past three years, to prices offered by third party suppliers which may be more representative of recent market pricing. Partially offsetting this lower commodity pricing are higher transmission revenues as a result of our 2012 Annual Formula Rate Update with the Federal Energy Regulatory Commission (FERC), which provides for approximately $94 million in increased annual transmission revenues effective January 1, 2012.

For 2012 and beyond, the key issues we expect our business to confront include:

•	the continuing potential for sustained lower natural gas and electricity prices both at market hubs and at locations where we operate,

•	uncertainty in the national and regional economic recovery,

•	regulatory and political uncertainty, particularly with regard to future energy policy, transmission policy and environmental regulation,

•	the results of the upcoming capacity market auction in PJM, and

•	challenges to competitive markets, including support for subsidized generation in many states, particularly in New Jersey.

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

There have also been other significant regulatory and legislative developments during the year which may affect our operations in the future as new rules and regulations are adopted. For additional information on these issues, see Item 5. Other Information.

•

On April 12, 2012, the Maryland PUC issued an order requiring three of the four Maryland utility companies to enter into a Contract for Differences with a specific generator to construct a new 661 MW natural gas-fired, combined cycle station in Maryland with an in-service date of June 2015. These developments in Maryland could impact energy and capacity prices in PJM and may also impact developments in New Jersey regarding the construction of subsidized generation. Power will join other generators in challenging this order in court.

New Jersey’s Long-Term Capacity Agreement Pilot Program Act (LCAPP Act), Maryland’s RFP or similar activity in other states may artificially depress prices in the competitive wholesale market and have the potential to harm competitive markets, on both a short-term and long-term basis. The lack of consistent rules in energy markets can adversely impact the competitiveness of our generation business.

•

On March 30, 2012, the FERC issued an order finding that allocation of costs associated with high voltage (500 kV and higher) transmission projects in PJM to all customers in PJM is just and reasonable. This order, likely to be challenged on rehearing and ultimately in court, therefore preserves the current cost allocation for the Susquehanna-Roseland project. However, the FERC also stated in its order that other cost allocation methodologies could also be just and reasonable and this may lead to the adoption of a different cost allocation methodology for transmission in PJM in the future.

•

As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the Nuclear Regulatory Commission (NRC) has been performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan will result in a series of additional regulations for the nuclear industry. The first regulations have already been issued, and in conjunction with additional regulations, could impact future operations and capital requirements for our facilities. We believe that our nuclear plants currently meet the stringent applicable design and safety specifications of the NRC.

•

During 2012, the SEC and the Commodity Futures Trading Commission (CFTC) continued efforts to enact stricter regulation over swaps and derivatives. The CFTC has issued Notices of Proposed Rulemakings (NOPRs) on many of the key issues. We cannot assess the exact scope of the new rules until they are issued by the SEC and the CFTC and product definitions are finalized. The CFTC discussed the Final Rule on the definition of a swap dealer on April 18, 2012 but has not yet published it. We will carefully monitor these new rules as they are developed to analyze the potential impact on our swap and derivatives transactions, including any potential increase in our collateral requirements.

Operational Excellence

Our nuclear and fossil facilities continued their strong operating performance through the first three months of 2012. Our nuclear units have achieved a capacity factor of 98% and our combined cycle units have continued to improve their forced outage rates. Overall, generation volumes for the first three months of 2012 were 13.1 TWh, approximately 6% lower than in 2011 due primarily to reduced demands due to warmer weather in 2012.

Financial Strength

Our cash from operations has remained strong. During the first three months of 2012, we made approximately $687 million in capital expenditures, paid dividends of $179 million and made our entire planned pension and other postretirement employee benefit (OPEB) contributions for the year 2012 of $135 million.

In March 2012, Power’s $1.525 billion and PSEG’s $477 million credit facilities that were set to expire in December 2012 were replaced with $1.6 billion and $500 million credit facilities, respectively, expiring in March 2017. As of March 31, 2012, our total credit capacity was $4.3 billion and we had over $900 million of cash on hand.

On January 31, 2012, we entered into a specific matter closing agreement settling our dispute with the IRS over certain challenged lease transactions. This agreement settles the international leveraged lease dispute with finality for all tax periods in which we realized tax deductions from these transactions. Also on January 31, 2012, we signed a settlement agreement covering all audit issues for tax years 1997 through 2003. On March 26, 2012, we executed a formal settlement agreement covering all audit issues for tax years 2004 through 2006. These two agreements conclude 10 years of audits for us and the leasing issue for all tax years.

Disciplined Investment

We seek to invest in areas that complement our existing businesses and provide attractive risk-adjusted returns. These areas include upgrading critical energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. We also have several projects where we are investing to continue to improve our operational performance. Over the past few years, we have shifted our focus to investing at the utility. Our capital expenditure forecast includes over $6.7 billion in spending over the next three years, over 75% of which is at PSE&G.

•

We are continuing to pursue obtaining the necessary regulatory approvals for the Susquehanna-Roseland transmission project including approval from the National Park Service (NPS), which has resulted in a delay to the project implementation date. In March 2012, the NPS identified a “preferred alternative” for the final form of its Draft Environmental Impact Statement (EIS), under which the project would follow the route of the existing transmission line. This route was the one approved by state regulators including the BPU. The final EIS is expected to be issued in October 2012. Currently, the expected in-service date for the Eastern segment of the project is June 2014 and for the Western segment is June 2015, although further delays are possible. The estimated cost of construction is $790 million for this project.

•

We are continuing the process of obtaining regulatory approvals for two 230 kV projects, the North East Grid project, running from Roseland to Hudson with an expected in-service date of June 2015 and an estimated cost of construction of $895 million and the North-Central Reliability project, located in the northern and central portions of New Jersey with an expected in-service date of June 2014 and an estimated cost of construction of approximately $390 million. We currently expect a decision for the North-Central Reliability project from the BPU in the second quarter of 2012. Delays in the construction schedules of these projects could impact the timing of expected transmission revenues.

•

We have made additional investments in solar power in New Jersey. Under our solar loan program we have provided a total of $147 million in loans for 616 projects as of March 31, 2012, representing 44 MW to date. Under our Solar 4 All program we have made total program expenditures of approximately $383 million as of March 31, 2012. Approximately 28 MW of solar panels have been installed on distribution poles and another 36 MW representing 20 projects have been placed into service. Additional projects are in various stages of development. Our total anticipated expenditures to develop all approved 80 MW is approximately $456 million. The BPU is in the latter stages of a generic stakeholder proceeding to examine whether utility rate-based solar programs should be modified, expanded or terminated in the future. While this generic proceeding will not impact PSE&G’s aforementioned solar programs, it may impact BPU approval of future solar projects.

•

Our Capital Infrastructure Program (CIP II) provides for approximately $273 million in accelerated capital investments in our electric and gas infrastructure through 2012. As of March 31, 2012, total capital expenditures since inception of this program were $115 million.

•

We made additional expenditures under our Energy Efficiency programs. As of March 31, 2012, total capital expenditures since inception of these projects were $147 million for Energy Efficiency Economic Stimulus, $41 million for Carbon Abatement and $20 million for Demand Response.

•

We continued various construction activities at Power, including a steam path retrofit and extended power uprate at Peach Bottom and construction of new gas-fired peaking units at Kearny and in Connecticut (see Note 8. Commitments and Contingent Liabilities for additional information). This additional capacity at Kearny was bid into and has cleared the RPM capacity auction, and the additional capacity in Connecticut is subject to a contract with a Connecticut utility.

•

We are continuing our efforts to obtain an Early Site Permit for a new nuclear generating station to be located at the current site of Salem and Hope Creek stations. The NRC acceptance review is complete and agency evaluation is underway. There were no petitions filed for permission to intervene. The current NRC schedule would likely result in issuance of the Early Site Permit in 2014.

•

In January 2012, we acquired an additional 25 MW solar project at Energy Holdings, currently under construction in Arizona. Completion of this project is expected in 2012. All of the energy, capacity and environmental attributes generated by the project in the first 20 years are expected to be sold under a long-term power purchase agreement. The total investment for the project will be approximately $75 million.

There is no guarantee that the projects described above or any future initiatives will be achieved since many issues need to be favorably resolved, such as regulatory approvals.

RESULTS OF OPERATIONS

The results for PSEG, PSE&G, Power and Energy Holdings for the three months ended March 31, 2012 and 2011 are presented below:

	Three Months Ended
	March 31,
Earnings (Losses)	2012	2011
	Millions
Power	$253	$298
PSE&G	197	163
Energy Holdings	40	(3)
Other (A)	3	4

PSEG Income from Continuing Operations	493	462
PSEG Income from Discontinued Operations (B)	0	64

PSEG Net Income	$493	$526

	Three Months Ended March 31,
Earnings Per Share (Diluted)	2012	2011
PSEG Income from Continuing Operations	$0.97	$0.91
Income (Loss) from Discontinued Operations (B)	0.00	0.13

PSEG Net Income	$0.97	$1.04

(A)	Other primarily includes parent company interest and financing costs, donations and certain administrative and general expenses.

(B)	See Note 4. Discontinued Operations and Dispositions.

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

Our results also include the after-tax impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.

The quarter-over-quarter variances in our Income from Continuing Operations include the changes related to NDT and MTM shown in the chart below:

	Three Months Ended March 31,

	2012	2011
	Millions, after tax
NDT Fund Income (Expense)	$5	$27
Non-Trading Mark-to-Market Gains (Losses)	$52	$4

In addition to the changes in NDT and MTM, our $31 million increase in Income from Continuing Operations for the three months ended March 31, 2012 was driven primarily by lower tax expense due to the settlement of 10 years of IRS audits.

The increases were partially offset by:

•	lower average pricing and volumes for electricity sold under our BGS contracts, and

•	lower realized prices and/or lower sales volumes in the various power pools.

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

	For the Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2012 vs 2011
		Millions	Millions	%
Operating Revenues	$2,875	$3,354	$(479)	(14)
Energy Costs	1,179	1,563	(384)	(25)
Operation and Maintenance	628	651	(23)	(4)
Depreciation and Amortization	256	241	15	6
Taxes Other Than Income Taxes	29	43	(14)	(33)
Income from Equity Method Investments	0	3	(3)	N/A
Other Income and (Deductions)	28	63	(35)	(56)
Other-Than-Temporary Impairments	5	4	1	25
Interest Expense	101	127	(26)	(20)
Income Tax Expense	212	329	(117)	(36)
Income (Loss) from Discontinued Operations, including Gain on Sale in 2011, net of tax	0	64	(64)	N/A

Power

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	2012 vs 2011
	Millions
Income from Continuing Operations	$253	$298	$(45)
Income (Loss) from Discontinued Operations, including Gain on Sale in 2011, net of tax	0	64	(64)
Net Income	$253	$362	$(109)

For the three months ended March 31, 2012 the primary reasons for the $45 million decrease in Income from Continuing Operations were

•	lower average pricing and lower volumes of electricity sold under our BGS contracts, net of lower cost to serve, primarily as a result of warmer winter weather in 2012,

•	lower volumes on wholesale load contracts in PJM, lower operating reserve revenues and capacity payments primarily in PJM, and higher congestion costs in PJM,

•	lower average pricing and volumes of gas sold under our BGSS contracts, net of lower cost to serve, as a result of warmer winter weather in 2012, and

•	lower net realized gains on the NDT Fund.

These decreases were partially offset by

•	favorable amounts related to the MTM activity,

•	lower operation and maintenance costs in 2012 at our fossil plants, and

•	lower interest expense due to the maturity/early redemption of Senior Notes in April 2011 and December 2011.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended March 31,		Increase / (Decrease)
Power	2012	2011	2012 vs 2011
	Millions		Millions	%
Operating Revenues	$1,561	$1,967	$(406)	(21)
Energy Costs	822	1,135	(313)	(28)
Operation and Maintenance	241	277	(36)	(13)
Depreciation and Amortization	57	54	3	6
Other Income (Deductions)	15	58	(43)	(74)
Other-Than-Temporary Impairments	5	2	3	N/A
Interest Expense	30	51	(21)	(41)
Income Tax Expense	168	208	(40)	(19)
Income (Loss) from Discontinued Operations	0	64	(64)	N/A

For the three months ended March 31, 2012 as compared to 2011

Operating Revenues decreased $406 million due to

Gas Supply Revenues decreased $255 million due primarily to

•

a net decrease of $222 million in sales under the BGSS contract, substantially comprised of lower average gas prices on lower volumes of sales in 2012 due to warmer average temperatures during the first quarter of 2012, and

•	a net decrease of $33 million due primarily to lower average gas prices partially offset by higher sales volumes to third party customers.

Generation Revenues decreased $185 million due primarily to

•	a net decrease of $62 million due primarily to lower average pricing and lower volumes of electricity sold under our BGS contracts primarily as a result of warmer winter weather in 2012,

•	a decrease of $42 million due to lower volumes on wholesale load contracts in the PJM region and lower average unrealized prices in the New England region,

•	a decrease of $41 million due to lower operating reserve revenue in 2012 resulting from lower demand and lower market prices,

•	a decrease of $23 million due primarily to lower capacity payments from the PJM power pool resulting from lower market prices, and

•	lower net revenues of $17 million due primarily to lower average realized prices for our generation sold into the PJM and New York power pools.

Trading Revenues were immaterial in 2012 due to the discontinuation of trading activities in the second quarter of 2011. As a result, the increase of $34 million is due to the absence of losses on electric energy supply contracts recognized in 2011.

Operating Expenses

Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $313 million due to

•

Gas costs decreased $225 million, principally related to obligations under the BGSS contract, reflecting lower average gas inventory costs coupled with lower sales volumes in 2012 due to warmer average temperatures during the first quarter of 2012.

•

Generation costs decreased by $88 million due primarily to $99 million of lower fuel costs, primarily reflecting the utilization of lower volumes of both coal and oil and lower natural gas prices, partially offset by higher nuclear fuel prices in 2012. The decrease was also attributable to $33 million in lower energy purchases in the PJM region as a result of lower load contract demand in 2012, and $7 million of lower emission charges. These decreases were partially offset by an increase of $51 million in congestion costs.

Operation and Maintenance decreased $36 million due primarily to lower planned outage and maintenance costs in 2012, primarily at our gas-fired plants in Bethlehem, New York and Linden, New Jersey, partially offset by higher online refurbishment projects and a security project in 2012 at our Salem and Hope Creek nuclear facilities.

Depreciation and Amortization increased $3 million due primarily to higher depreciable asset bases at Nuclear and Fossil.

Other Income and (Deductions) The net decrease of $43 million was due primarily to lower net realized gains on our NDT Fund.

Other-Than-Temporary Impairments increased $3 million due primarily to impairments on the NDT Fund in 2012.

Interest Expense decreased $21 million due primarily to

•

a decrease of $18 million resulting primarily from the redemption of $606 million of 7.75% Senior Notes in early April 2011 and the early redemption of $600 million of 6.95% Senior Notes in December 2011, and

•

a $3 million decrease due to interest costs that we capitalized in 2012 for projects while under construction, primarily the 267 MW gas-fired peaking facilities at Kearny, New Jersey and 130 MW gas-fired peaking capacity at New Haven, Connecticut, both of which we began building in the second quarter of 2011.

Income Tax Expense decreased $40 million in 2012 due primarily to lower pre-tax income.

Income (Loss) from Discontinued Operations

In 2011, we sold our two 1,000 MW combined-cycle generating facilities in Texas in separate transactions. In March 2011, we completed the sale of one plant for proceeds of $351 million at an after-tax gain of $53 million. In July, we completed the sale of the second plant for proceeds of $335 million at an after-tax gain of $25 million. The results of operations for both plants for 2011, including the gain on the sale in March 2011, are included in this category. See Item 8. Financial Statements and Supplementary Data—Note 4. Discontinued Operations and Dispositions for additional information.

PSE&G

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	2012 vs 2011
	Millions
Income from Continuing Operations	$197	$163	$34
Net Income	$197	$163	$34

For the three months ended March 31, 2012, the primary reasons for the $34 million increase in Income from Continuing Operations were

•	higher transmission formula rates, and

•	tax benefits related to settlement of IRS audits.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended March 31,		Increase / (Decrease)
PSE&G	2012	2011	2012 vs 2011
	Millions		Millions	%
Operating Revenues	$1,939	$2,306	$(367)	(16)
Energy Costs	1,002	1,366	(364)	(27)
Operation and Maintenance	376	368	8	2
Taxes Other Than Income Taxes	29	43	(14)	(33)
Depreciation and Amortization	190	179	11	6
Other Income (Deductions)	10	4	6	N/A
Other-Than Temporary Impairments	0	1	(1)	N/A
Interest Expense	73	79	(6)	(8)
Income Tax Expense	82	111	(29)	(26)

For the three months ended March 31, 2012 as compared to 2011

Operating Revenues decreased $367 million due primarily to

Commodity Revenue decreased $364 million due to lower Electric and Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS.

•	Gas revenues decreased $240 million due to lower BGSS volumes of $144 million and lower BGSS prices of $96 million. The average price of gas was 14% lower in 2012 than in 2011.

•

Electric revenues decreased $124 million due primarily to $123 million in lower BGS revenues and $1 million in lower revenues from the sale of Non-Utility Generation (NUG) energy and collections of Non-Utility Generation Charges (NGC) due primarily to lower prices. BGS sales decreased 17% due primarily to customer migration to third party suppliers (TPS); in contrast, delivery sales decreased only 2%.

Clause Revenues decreased $9 million due primarily to lower Societal Benefit Charges (SBC) of $11 million, partially offset by higher Securitization Transition Charge (STC) revenues of $2 million. The changes in STC and SBC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, Depreciation and Amortization and Interest Expense. PSE&G earns no margins on SBC or STC collections.

Delivery Revenues increased $6 million due primarily to an increase in prices for electric and gas distribution and transmission.

•	Transmission revenues were $23 million higher due primarily to net rate increases.

•

Gas distribution revenues decreased $15 million due primarily to lower sales volume of $49 million and lower Transitional Energy Facilities Assessment (TEFA) revenue of $8 million due to a lower TEFA rate and lower sales volumes, partially offset by higher Weather Normalization Clause revenue of $36 million and higher capital stimulus revenue of $6 million. The higher stimulus revenue is offset by a deferral in O&M.

•

Electric distribution revenues decreased $2 million due primarily to lower TEFA revenue of $6 million due to a lower TEFA rate and lower sales volumes of $4 million, partially offset by higher Regional Greenhouse Gas Initiative (RGGI) revenue of $5 million and higher capital stimulus revenue of $3 million. The higher stimulus revenue is offset by a deferral in O&M.

Energy Costs decreased $364 million. This is entirely offset by Commodity Revenue.

•	Gas costs decreased $240 million due to $96 million or 14% in lower prices and $144 million or 21% in lower sales volumes due primarily to weather.

•

Electric costs decreased $124 million due to $62 million or 10% in lower BGS and NUG volumes due to customer migration to TPS, $39 million of lower BGS prices, and $23 million for decreased deferred cost recovery.

Operation and Maintenance increased $8 million due primarily to

•	a $3 million increase in compensation expense, and

•	a $3 million increase in pension and other postretirement benefits (OPEB) expenses.

Taxes Other Than Income Taxes decreased $14 million due to a lower TEFA rate and lower sales volumes for electric and gas.

Depreciation and Amortization increased $11 million due primarily to

•	an increase of $6 million for amortization of Regulatory Assets, and

•	an increase of $5 million for additional plant in service.

Other Income and (Deductions) net increase of $6 million was due primarily to a $3 million increase in capitalized allowance for Equity Funds used during construction and a $2 million increase in Solar Loan interest income.

Other-Than-Temporary Impairments experienced no material change.

Interest Expense decreased $6 million due primarily to lower average debt balances.

Income Tax Expense decreased $29 million due primarily to tax benefits related to settlement of IRS tax audits.

Energy Holdings

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	2012 vs 2011
	Millions
Income from Continuing Operations	$40	$(3)	$43
Net Income	$40	$(3)	$43

For the three months ended March 31, 2012, the primary reason for the $43 million increase in Income from Continuing Operations was tax benefits related to the settlement of IRS tax audits.

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

For the three months ended March 31, 2012, our operating cash flow increased $46 million as compared to the same period in 2011. The net change was due primarily to net changes from Power and PSE&G, as discussed below.

Power

Power’s operating cash flow decreased $172 million from $903 million to $731 million for the three months ended March 31, 2012, as compared to same period in 2011, primarily resulting from lower earnings combined with

•	a $98 million decrease from net collection of counterparty receivables, and

•	a $98 million net decrease related primarily to lower volumes and pricing of fuel inventories used to satisfy our gas supply obligations.

These were partially offset by a $115 million decrease in net payment of counterparty payables and a decrease of $86 million in benefit plan funding.

PSE&G

PSE&G’s operating cash flow increased $209 million from $157 million to $366 million for the three months ended March 31, 2012 as compared to the same period in 2011, due primarily to higher earnings combined with

•	a decrease of $173 million in benefit plan funding, and

•	an increase of $33 million due to higher collections of customer receivables.

Short-Term Liquidity

PSEG meets its short-term liquidity requirements, as well as those of Power, primarily through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Both commercial paper programs are fully back-stopped by their own separate credit facilities.

The commitments under our credit facilities are provided by a diverse bank group. As of March 31, 2012, no single institution represented more than 8% of the total commitments in our credit facilities.

As of March 31, 2012, our total credit capacity was in excess of our anticipated maximum liquidity requirements through 2012.

Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of March 31, 2012 were as follows:

	As of March 31, 2012
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$12	(A)	$488	Mar 2017	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility	500	0		500	Apr 2016	CP Support/Funding/Letters of Credit

Total PSEG	$1,000	$12		$988

Power
5-year Credit Facility	$1,600	$78	(A)	$1,522	Mar 2017	Funding/Letters of Credit
5-year Credit Facility	1,000	0		1,000	Apr 2016	Funding/Letters of Credit
Bilateral Credit Facility	100	100	(A)	0	Sept 2015	Letters of Credit

Total Power	$2,700	$178		$2,522

PSE&G
5-year Credit Facility	$600	$29		$571	Apr 2016	CP Support/Funding/ Letters of Credit

Total PSE&G	$600	$29		$571

Total	$4,300	$219		$4,081

(A)	Includes amounts related to letters of credit outstanding.

In March 2012, Power’s $1.525 billion and PSEG’s $477 million credit facilities that were set to expire in December 2012 were replaced with $1.6 billion and $500 million credit facilities, respectively, expiring in March 2017. As of March 31, 2012, our total credit capacity was in excess of our anticipated 2012 maximum liquidity requirements.

Long-Term Debt Financing

PSE&G has $300 million of 5.13% Medium Term Notes maturing in September 2012.

For a discussion of our long-term debt transactions during 2012, see Note 9. Changes in Capitalization.

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

Credit Ratings

If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Outlooks assigned to ratings are as follows: stable, negative (Neg) or positive (Pos). There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security. In April 2012, S&P published updated credit opinions that left the ratings and outlooks for Power and PSE&G unchanged. In May 2012, S&P published an updated credit opinion for PSEG that left its ratings and outlook unchanged.

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

CAPITAL REQUIREMENTS

We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There have been no material changes to our projected construction and investment amounts through 2014 as disclosed in our Form 10-K for the year ended December 31, 2011.

Power

During the three months ended March 31, 2012, Power made $144 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $93 million for nuclear fuel, primarily related to various projects at Fossil and Nuclear. For additional information regarding current projects, see Note 8. Commitments and Contingent Liabilities.

PSE&G

During the three months ended March 31, 2012, PSE&G made $455 million of capital expenditures, including $435 million of investment in plant, primarily for reliability of transmission and distribution systems and $20 million in solar loan investments. This does not include expenditures for cost of removal, net of salvage, of $20 million, which is included in operating cash flows.

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

MTM VaR consists of MTM derivatives that are economic hedges, some of which qualify for hedge accounting. The MTM VaR calculation does not include market risks associated with activities that are subject to accrual accounting, primarily our generating facilities and some load serving activities.

The VaR models used are variance/covariance models adjusted for the change of positions with 95% and 99.5% confidence levels and a one-day holding period for the MTM activities. The models assume no new positions throughout the holding periods; however, we actively manage our portfolio.

For the Three Months Ended March 31, 2012	MTM VaR(A)
Millions
95% Confidence Level,
Loss could exceed VaR one day in 20 days
Period End	$12
Average for the Period	$20
High	$29
Low	$12
99.5% Confidence Level,
Loss could exceed VaR one day in 200 days
Period End	$18
Average for the Period	$32
High	$46
Low	$18

(A)	As of March 31, 2012 and December 31, 2011, there was no trading VaR since we discontinued trading activities in the second quarter of 2011.

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

Internal Controls

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory matters in the ordinary course of business. In addition, both PSE&G (along with other New Jersey EDCs) and Power have filed appeals of the March 2011 BPU order approving the SOCAs to the New Jersey Superior Court Appellate Division. The EDC proceeding has been remanded to the BPU for limited purposes. We also joined a group challenging the constitutionality of the LCAPP Act in federal court, which proceeding remains pending. For information regarding material legal proceedings, including updates to information reported under Item 3 of Part I of the 2011 Form 10-K, see Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

Certain information reported under the 2011 Form 10-K is updated below. References are to the related pages on the Form 10-K as printed and distributed.

ITEM 1A.	RISK FACTORS

There are no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2011 Annual Reports on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2012:

Three Months Ended March 31, 2012	Total Number of Shares Purchased	Average Price Paid per Share
January 1-January 31	0	$0
February 1-February 29	251,732	$30.60
March 1-March 31	27,991	$30.97

ITEM 5.	OTHER INFORMATION

Certain information reported under the 2011 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2011 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.

FEDERAL REGULATION

FERC

Capacity Market Issues

PJM, NYISO, and ISO-NE each have capacity markets that have been approved by FERC.

December 31, 2011 Form 10-K pg.19. LCAPP—In 2011, the State of New Jersey concluded that new natural-gas fired generation was needed and enacted the Long-Term Capacity Agreement Pilot Program Act (LCAPP Act) to subsidize 2,000 MW of new generation. The LCAPP Act provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey Electric Distribution Companies (EDCs). The SOCA requires that the generator bid in and clear in the PJM RPM base residual auction in each year of the SOCA term in order to receive the subsidized payment. The SOCA requires each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers, calculated as the difference between the RPM clearing price for each year of the term and the guaranteed price for each generator as set forth in its respective SOCA. The EDCs, including PSE&G, were directed to enter into fifteen-year SOCAs with three generators selected by the BPU: CPV Shore, LLC (CPV), a subsidiary of Competitive Power Ventures, Inc., Hess Newark, LLC (Hess), a subsidiary of Hess Corporation, and New Jersey Power Development LLC, a subsidiary of NRG Energy, Inc. (NRG). Each of the New Jersey EDCs entered into the SOCAs as directed by the State, but did so under protest reserving their rights.

CPV and NRG each filed a petition at the BPU claiming that there has been a material modification in PJM’s RPM that will adversely affect its performance under the SOCA and asked the BPU for relief through modifications to its SOCA. On May 1, 2012, the BPU denied the request of CPV and NRG for modifications to the SOCA contracts. The BPU did comment however that it may need to re-examine the need for SOCA changes or other action after the results of the May RPM auction are issued.

Legal challenges to the BPU’s implementation of the LCAPP Act were filed in New Jersey appellate court and the challenge filed by the EDCs has been remanded back to the BPU for consideration of certain procedural issues. In addition, the LCAPP Act has been challenged on constitutional grounds in federal court, and this case is pending.

Maryland is also taking action to subsidize above-market new generation. On April 12, 2012, the Maryland PUC issued an order requiring the Maryland utility companies to enter into a Contract for Differences with a specific generator to build a new 661 MW natural gas-fired, combined cycle station in Maryland with an in-service date of June 2015. Power will join other generators in challenging this order in court.

Developments in Maryland may influence developments in New Jersey regarding the construction of subsidized generation and impact energy and capacity prices in PJM. The impacts of the subsidized above-market contracts on RPM auction prices were mitigated, but not eliminated, when FERC ordered certain changes to the PJM Tariff, including a Minimum Offer Price Ruling (MOPR) that would restrict new generation from bidding in RPM at less than an established minimum level established by Tariff, or a cost-based bid to the extent that the generator can demonstrate that its costs are lower than the MOPR. The BPU, the Maryland PUC and other parties have challenged the FERC’s MOPR order.

On May 1, 2012, the PJM Independent Market Monitor (IMM) filed a complaint at FERC against an unnamed generator who sought permission from the IMM to bid below the MOPR in the upcoming RPM capacity auction. The complaint explains that the IMM rejected the generator’s request, but that PJM approved the submission of an adjusted below MOPR bid for the generator. The IMM has asked FERC to rule on this issue prior to the closing of the bidding for the RPM capacity auction or hold the results of that auction until a decision is issued to allow for the auction to be recalculated if FERC rules in the IMM’s favor.

Transmission Regulation—Transmission Expansion

December 31, 2011 Form 10-K page 21. We have not received certain environmental approvals that are required for each of the Eastern and Western segments of the Susquehanna-Roseland line, including from the National Park Service (NPS). On March 29, 2012, the NPS identified a “preferred alternative” for its final Environmental Impact Statement, under which the project would follow the route of the existing transmission line. This route was the one approved by state regulators including the BPU. The final EIS is expected to be issued in October 2012. Currently, the expected in-service date for the Eastern segment of the project is June 2014 and for the Western segment is June 2015, although further delays are possible. Delays in the construction schedule could impact the timing of expected transmission revenues.

On February 3, 2011, certain environmental groups that were parties to the BPU proceeding approving the Susquehanna-Roseland line and that appealed the BPU’s approval order filed a motion to reopen the agency record on the grounds of “changed circumstances,” including the delay in construction of the project and PJM’s issuance of an updated load forecast report. On January 12, 2012, the Appellate Division denied the motion. The underlying substantive appeal of the BPU approval order remains pending.

Transmission Regulation—PJM Transmission Rate Design

December 31, 2011 Form 10-K page 22. On March 30, 2012, the FERC issued an order finding that allocation of costs associated with high voltage (500 kV and higher) transmission projects in PJM to all customers in PJM is just and reasonable. This order, likely to be challenged on rehearing and ultimately in court, therefore preserves the current cost allocation for the Susquehanna-Roseland project. However, the FERC also stated in its order that other cost allocation methodologies could also be just and reasonable and this may lead to the adoption of a different cost allocation methodology for transmission in PJM in the future.

Commodity Futures Trading Commission (CFTC)

December 31, 2011 Form 10-K page 22. In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the SEC and the CFTC will be implementing new rules to effectuate stricter regulation over swaps and derivatives. Additionally, the Dodd-Frank Act will require many swaps and other derivative transactions to be standardized and traded on exchanges or other Derivative Clearing Organizations (DCOs). The CFTC has issued Notices of Proposed Rulemaking on many of the key issues, including defining swaps; swap dealers; reporting requirements; and margin requirements.

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

The CFTC discussed the Final Rule on the definition of a swap dealer on April 18, 2012, but has not yet published it.

Nuclear Regulatory Commission (NRC)

December 31, 2011 Form 10-K page 23. As a result of events at the Fukushima Daiichi nuclear facility in Japan following the earthquake and tsunami in March 2011, the NRC began performing additional operational and safety reviews of nuclear facilities in the United States. These reviews and the lessons learned from the events in Japan have resulted in additional regulation for the nuclear industry and could impact future operations and capital requirements for our facilities. We believe that our nuclear plants currently meet the stringent applicable design and safety specifications of the NRC.

In 2011, the NRC task force submitted a report containing various recommendations to ensure plant protection, enhance accident mitigation, strengthen emergency preparedness and improve NRC program efficiency. The NRC staff also issued a document which provided for a prioritization of the task force recommendations. The NRC approved the staff’s prioritization and implementation recommendations subject to a number of conditions. Among other things, the NRC advised the staff to give the highest priority to those activities that can achieve the greatest safety benefit and/or have the broadest applicability (Tier 1) and to review filtration of boiling water reactor (BWR) primary containment vents, and encouraged the staff to create requirements based on a performance-based system which allows for flexible approaches and the ability to address a diverse range of site-specific circumstances and conditions and strive to implement the requirements by 2016. The NRC issued letters and orders to licensees implementing the Tier 1 recommendations on March 12, 2012. Additional regulations are expected.

Separately, a petition was filed with the NRC in April 2011 seeking suspension of the operating licenses of all General Electric BWRs utilizing the Mark I containment design in the United States, including our Hope Creek and Peach Bottom units, pending completion of the NRC review. Fukushima Daiichi Units 1-4 are BWRs equipped with Mark I containments. The petition names 23 of the total 104 active commercial nuclear reactors in the United States. While we do not believe the petition will be successful, we are unable to predict the outcome of any action that the NRC may take in connection with the petition.

STATE REGULATION

Rates

Retail Gas Transportation Rates

December 31, 2011 Form 10-K page 24. The BPU commenced a generic proceeding to evaluate the process and standards for all utilities to provide discounts to their gas delivery customers, culminating in the issuance of an order in 2011. We, along with the other New Jersey gas utilities, filed to implement tariffs with the BPU setting forth their individual processes by which customers can obtain discounts. Our tariff remains pending at the BPU.

Recent Rate Adjustments-SBC/NGC

December 31, 2011 Form 10-K page 26. On March 12, 2012, we made our annual SBC/NGC filing requesting a $4.9 million electric increase and a $28.7 million gas increase. The matter is pending.

Recent Rate Adjustments-RAC

December 31, 2011 Form 10-K page 26. In November 2011, we filed a RAC 19 petition with the BPU requesting a decrease in electric and gas RAC revenues on an annual basis of $8.9 million and $10.1 million, respectively. We are seeking an Order by the second quarter of 2012 and are currently in the discovery phase of the proceeding.

Energy Supply

BGSS

December 31, 2011 Form 10-K page 27. On June 1, 2011, PSE&G made its annual BGSS filing with the BPU. The filing requested a decrease in annual BGSS revenue of $16.1 million, excluding sales and use tax, to be effective October 1, 2011. This represented a reduction of approximately 1.1% for a typical residential gas heating customer. On September 22, 2011, the BPU approved the Stipulation of the parties, which implemented the filed BGSS rate, on a provisional basis, effective October 1, 2011. PSE&G had executed a Stipulation between the parties which would make the current provisional BGSS rate final and resolve all issues of the proceeding. The Stipulation was approved by the BPU on March 12, 2012.

Energy Policy

Solar Initiatives—Solar 4 All

December 31, 2011 Form 10-K page 28. Under the Solar 4 All Program, we are investing approximately $456 million to develop 80 MW of utility-owned solar photovoltaic (PV) systems over four years.

As of March 31, 2012, 28 MW of solar panels had been installed on approximately 130,000 distribution poles with an investment of approximately $199 million. In addition, during 2012, 36 MW of centralized solar systems representing 20 projects were placed in service with an investment of approximately $173 million.

On January 18, 2012, the BPU initiated a proceeding to address the proposed placement of solar panels on the poles. On April 12, 2012, the BPU issued an order granting a waiver that will allow PSE&G to use additional existing poles for installation of these solar panels.

Solar Generic Proceeding

December 31, 2011 Form 10-K page 290. The BPU is in the latter stages of a generic proceeding examining whether existing utility rate-based solar programs, including ours, should be expanded, modified or discontinued once the current programs expire or the authorized level of solar installations has been achieved. While this generic proceeding will not impact PSE&G’s currently approved solar programs, it may impact BPU approval of future solar petitions.

ENVIRONMENTAL MATTERS

Air Pollution Control

Hazardous Air Pollutants Regulation

December 31, 2011 Form 10-K page 30. In accordance with a court ruling, the EPA published a Maximum Achievable Control Technology (MACT) regulation in the Federal Register on February 16, 2012. These Mercury Air Toxics Standards (MATS) goes into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the Clean Air Act. On March 19, 2012, we filed a motion to intervene in support of the EPA’s implementation of MATS.

Cross-State Air Pollution Rule (CSAPR)

December 31, 2011 Form 10-K page 31. On July 6, 2011, the EPA issued the final CSAPR. CSAPR limits power plant emissions of Sulfur Dioxide (SO2) and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards (NAAQS). Technical revisions to the CSAPR were finalized on February 7, 2012. The EPA increased New Jersey’s allocation of annual NOx and ozone season NOx allowances beyond what was proposed. The EPA also finalized the increase in New Jersey’s allocation of SO2 allowances from the October proposal. The additional increases in NOx allocations are favorable to PSEG, since both PSEG and New Jersey as a whole are projected to be very tight on NOx allowances (both ozone season and annual).

On December 30, 2011, the United States Court of Appeals for the D.C. circuit issued a ruling to stay CSAPR pending judicial review. Until a final decision is reached, the court has ordered that the existing Clean Air Interstate Rule (CAIR) requirements continue temporarily. PSEG has intervened in this litigation, along with Calpine and Exelon, in support of the rule. Oral argument occurred on April 13, 2012. A final decision on the merits is expected in the summer of 2012.

Water Pollution Control

December 31, 2011 Form 10-K page 33. Section 316(b) of the FWPCA requires that cooling water intake structures reflect the best technology available (BTA) for minimizing adverse environmental impact. The impact of regulations under Section 316(b) can be significant, particularly at steam-electric generating stations which do not have closed cycle cooling through the use of cooling towers to recycle water for cooling purposes. The installation of cooling towers at an existing generating station can impose significant engineering challenges and significant costs, which can affect the economic viability of a particular plant. In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule.

In April 2011, the EPA published a new proposed rule which did not establish any particular technology as the BTA (e.g. closed-cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. We reviewed the proposed rule, assessed the potential impact on our generating facilities and used this information to develop our comments to the EPA which were filed in August 2011. The EPA is considering revisions to the proposed rule to include an alternative compliance framework which will be published as part of a Notice of Data Availability (NODA) in the second quarter of 2012. This NODA will have a 30 day comment period and the timing of this action could impact the issuance of the final rule which is currently scheduled by the EPA for July 27, 2012. If the rule were to be adopted as originally proposed, the impact on us would be material since the majority of our electric generating stations would be affected. We are unable to predict the outcome of this proposed rulemaking, the final form that the proposed regulations may take and the effect, if any, that they may have on our future capital requirements, financial condition or results of operations, although such impacts could be material.

Fuel and Waste Disposal

Coal Combustion Residuals (CCRs)

December 31, 2011 Form 10-K page 34. The EPA is planning to issue another NODA based on the 2010 EPA’s Effluent Limitation Guidelines (ELG) Information Collection Request (ICR) sometime in the spring of 2012. It is expected that the EPA would be focusing on industry’s responses related to CCR-related waste streams (Parts B – G of the ELG ICR questionnaire).

On April 5, 2012, several environmental organizations brought a citizens’ suit against the EPA in federal court arguing that the EPA has a non-discretionary duty to issue the CCR rules by a certain date. In March 2012, the Utility Solid Waste Activities Group Policy Committee passed a resolution to file a Notice of Intent.

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

Date: May 2, 2012

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

Date: May 2, 2012

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

Date: May 2, 2012