Form 10-Q
period 2013-03-31
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2013-05-01
CIK 81033, 788784, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2013, Public Service Enterprise Group Incorporated had outstanding 505,968,562 shares of its sole class of Common Stock, without par value.
As of April 16, 2013, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
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

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to balance our energy obligations, available supply and risks,

•	any deterioration in our credit quality or the credit quality of our counterparties, including in our leveraged leases,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	delays or unforeseen cost escalations in our construction and development activities,

•	any inability to achieve, or continue to sustain, our expected levels of operating performance,

•
any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers, and any inability to sufficiently obtain coverage or recover proceeds of insurance on such matters,

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

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES	$2,786	$2,875
OPERATING EXPENSES
Energy Costs	1,155	1,179
Operation and Maintenance	710	628
Depreciation and Amortization	290	256
Taxes Other Than Income Taxes	21	29
Total Operating Expenses	2,176	2,092
OPERATING INCOME	610	783
Income from Equity Method Investments	2	—
Other Income	61	44
Other Deductions	(29)	(16)
Other-Than-Temporary Impairments	(2)	(5)
Interest Expense	(102)	(101)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	540	705
Income Tax (Expense) Benefit	(220)	(212)
NET INCOME	$320	$493
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS):
BASIC	505,942	506,010
DILUTED	507,220	507,029
EARNINGS PER SHARE:
BASIC
INCOME FROM CONTINUING OPERATIONS	$0.63	$0.97
NET INCOME	$0.63	$0.97
DILUTED
INCOME FROM CONTINUING OPERATIONS	$0.63	$0.97
NET INCOME	$0.63	$0.97
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.3600	$0.3550

.

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$320	$493
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(27) and $(38) for 2013 and 2012, respectively	27	37
Change in Fair Value of Derivative Instruments, net of tax (expense) benefit of $0 and $(14) for 2013 and 2012, respectively	—	20
Reclassification Adjustments for Net Amounts included in Net Income, net of tax (expense) benefit of $2 and $15 for 2013 and 2012, respectively	(4)	(20)
Pension/OPEB adjustment, net of tax (expense) benefit of $(7) and $(5) for 2013 and 2012, respectively	10	7
Other Comprehensive Income (Loss), net of tax	33	44
COMPREHENSIVE INCOME	$353	$537

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$420	$379
Accounts Receivable, net of allowances of $64 and $56 in 2013 and 2012, respectively	1,457	1,069
Tax Receivable	226	227
Unbilled Revenues	265	314
Fuel	318	583
Materials and Supplies, net	436	422
Prepayments	87	283
Derivative Contracts	77	138
Deferred Income Taxes	38	49
Regulatory Assets	282	349
Other	50	56
Total Current Assets	3,656	3,869
PROPERTY, PLANT AND EQUIPMENT	27,932	27,402
Less: Accumulated Depreciation and Amortization	(7,807)	(7,666)
Net Property, Plant and Equipment	20,125	19,736
NONCURRENT ASSETS
Regulatory Assets	3,643	3,830
Regulatory Assets of Variable Interest Entities (VIEs)	658	713
Long-Term Investments	1,320	1,324
Nuclear Decommissioning Trust (NDT) Fund	1,602	1,540
Other Special Funds	202	191
Goodwill	16	16
Other Intangibles	37	34
Derivative Contracts	102	153
Restricted Cash of VIEs	22	23
Other	329	296
Total Noncurrent Assets	7,931	8,120
TOTAL ASSETS	$31,712	$31,725

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$876	$1,026
Securitization Debt of VIEs Due Within One Year	229	226
Commercial Paper and Loans	165	263
Accounts Payable	1,078	1,304
Derivative Contracts	27	46
Accrued Interest	114	91
Accrued Taxes	92	17
Deferred Income Taxes	10	72
Clean Energy Program	92	153
Obligation to Return Cash Collateral	125	122
Regulatory Liabilities	120	67
Other	478	390
Total Current Liabilities	3,406	3,777
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	6,604	6,542
Regulatory Liabilities	245	209
Regulatory Liabilities of VIEs	10	10
Asset Retirement Obligations	636	627
Other Postretirement Benefit (OPEB) Costs	1,270	1,285
Accrued Pension Costs	724	876
Environmental Costs	464	537
Derivative Contracts	123	122
Long-Term Accrued Taxes	160	164
Other	114	108
Total Noncurrent Liabilities	10,350	10,480
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	6,542	6,148
Securitization Debt of VIEs	442	496
Project Level, Non-Recourse Debt	25	43
Total Long-Term Debt	7,009	6,687
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000,000,000 shares; issued, 2013 and 2012—533,556,660 shares	4,833	4,833
Treasury Stock, at cost, 2013—27,692,398 shares; 2012—27,664,188 shares	(612)	(607)
Retained Earnings	7,080	6,942
Accumulated Other Comprehensive Loss	(355)	(388)
Total Common Stockholders’ Equity	10,946	10,780
Noncontrolling Interest	1	1
Total Stockholders’ Equity	10,947	10,781
Total Capitalization	17,956	17,468
TOTAL LIABILITIES AND CAPITALIZATION	$31,712	$31,725

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$320	$493
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	290	256
Amortization of Nuclear Fuel	50	43
Provision for Deferred Income Taxes (Other than Leases) and ITC	(5)	12
Non-Cash Employee Benefit Plan Costs	61	68
Leveraged Lease Income, Adjusted for Rents Received and Deferred Taxes	(6)	140
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	165	—
Deferred Storm Costs	(46)	4
Net Change in Regulatory Assets and Liabilities	80	(26)
Cost of Removal	(24)	(20)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(24)	(15)
Net Change in Certain Current Assets and Liabilities	207	279
Employee Benefit Plan Funding and Related Payments	(192)	(154)
Other	1	8
Net Cash Provided By (Used In) Operating Activities	877	1,088
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(724)	(687)
Proceeds from Sales of Available-for-Sale Securities	258	499
Investments in Available-for-Sale Securities	(271)	(511)
Other	4	(7)
Net Cash Provided By (Used In) Investing Activities	(733)	(706)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(98)	29
Issuance of Long-Term Debt	400	—
Redemption of Long-Term Debt, including Securitization Debt	(201)	(115)
Cash Dividends Paid on Common Stock	(182)	(179)
Other	(22)	(20)
Net Cash Provided By (Used In) Financing Activities	(103)	(285)
Net Increase (Decrease) in Cash and Cash Equivalents	41	97
Cash and Cash Equivalents at Beginning of Period	379	834
Cash and Cash Equivalents at End of Period	$420	$931
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$3	$3
Interest Paid, Net of Amounts Capitalized	$82	$84
Accrued Property, Plant and Equipment Expenditures	$265	$202

See Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES	$1,447	$1,561
OPERATING EXPENSES
Energy Costs	860	822
Operation and Maintenance	282	241
Depreciation and Amortization	64	57
Total Operating Expenses	1,206	1,120
OPERATING INCOME	241	441
Other Income	47	30
Other Deductions	(28)	(15)
Other-Than-Temporary Impairments	(2)	(5)
Interest Expense	(30)	(30)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	228	421
Income Tax (Expense) Benefit	(91)	(168)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$137	$253

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$137	$253
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(27) and ($39) for 2013 and 2012, respectively	27	37
Change in Fair Value of Derivative Instruments, net of tax (expense) benefit of $0 and $(14) for 2013 and 2012, respectively	—	20
Reclassification Adjustments for Net Amounts included in Net Income, net of tax (expense) benefit of $2 and $15 for 2013, and 2012, respectively	(4)	(20)
Pension/OPEB adjustment, net of tax (expense) benefit of $(5) and $(5) for 2013 and 2012, respectively	9	7
Other Comprehensive Income (Loss), net of tax	32	44
COMPREHENSIVE INCOME	$169	$297

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6	$7
Accounts Receivable	405	269
Accounts Receivable—Affiliated Companies, net	170	340
Short-Term Loan to Affiliate	748	574
Fuel	318	583
Materials and Supplies, net	313	307
Derivative Contracts	52	118
Prepayments	11	17
Deferred Income Taxes	28	—
Other	1	19
Total Current Assets	2,052	2,234
PROPERTY, PLANT AND EQUIPMENT	9,786	9,697
Less: Accumulated Depreciation and Amortization	(2,793)	(2,679)
Net Property, Plant and Equipment	6,993	7,018
NONCURRENT ASSETS
Nuclear Decommissioning Trust (NDT) Fund	1,602	1,540
Goodwill	16	16
Other Intangibles	38	34
Other Special Funds	38	36
Derivative Contracts	6	49
Other	120	105
Total Noncurrent Assets	1,820	1,780
TOTAL ASSETS	$10,865	$11,032

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$300	$300
Accounts Payable	408	498
Derivative Contracts	27	46
Deferred Income Taxes	—	16
Accrued Interest	41	26
Other	96	81
Total Current Liabilities	872	967
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	1,628	1,575
Asset Retirement Obligations	374	369
Other Postretirement Benefit (OPEB) Costs	224	221
Derivative Contracts	14	15
Accrued Pension Costs	230	272
Long-Term Accrued Taxes	38	50
Other	87	84
Total Noncurrent Liabilities	2,595	2,586
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
LONG-TERM DEBT
Total Long-Term Debt	2,040	2,040
MEMBER’S EQUITY
Contributed Capital	2,028	2,028
Basis Adjustment	(986)	(986)
Retained Earnings	4,612	4,725
Accumulated Other Comprehensive Loss	(296)	(328)
Total Member’s Equity	5,358	5,439
TOTAL LIABILITIES AND MEMBER’S EQUITY	$10,865	$11,032

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$137	$253
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	64	57
Amortization of Nuclear Fuel	50	43
Provision for Deferred Income Taxes and ITC	(33)	101
Net Realized and Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	165	—
Non-Cash Employee Benefit Plan Costs	17	18
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(24)	(15)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	259	188
Margin Deposit	(117)	(34)
Accounts Receivable	3	47
Accounts Payable	(67)	(11)
Accounts Receivable/Payable-Affiliated Companies, net	121	145
Accrued Interest Payable	15	17
Other Current Assets and Liabilities	22	(39)
Employee Benefit Plan Funding and Related Payments	(45)	(38)
Other	5	(1)
Net Cash Provided By (Used In) Operating Activities	572	731
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(143)	(237)
Proceeds from Sales of Available-for-Sale Securities	244	375
Investments in Available-for-Sale Securities	(256)	(385)
Short-Term Loan—Affiliated Company, net	(174)	(128)
Other	8	10
Net Cash Provided By (Used In) Investing Activities	(321)	(365)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividend Paid	(250)	(300)
Redemption of Long-Term Debt	—	(66)
Other	(2)	(7)
Net Cash Provided By (Used In) Financing Activities	(252)	(373)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	(7)
Cash and Cash Equivalents at Beginning of Period	7	12
Cash and Cash Equivalents at End of Period	$6	$5
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$2	$(2)
Interest Paid, Net of Amounts Capitalized	$18	$15
Accrued Property, Plant and Equipment Expenditures	$41	$59

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES	$1,995	$1,939
OPERATING EXPENSES
Energy Costs	967	1,002
Operation and Maintenance	427	376
Depreciation and Amortization	215	190
Taxes Other Than Income Taxes	21	29
Total Operating Expenses	1,630	1,597
OPERATING INCOME	365	342
Other Income	13	11
Other Deductions	(1)	(1)
Interest Expense	(73)	(73)
INCOME BEFORE INCOME TAXES	304	279
Income Tax (Expense) Benefit	(125)	(82)
EARNINGS AVAILABLE TO PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED	$179	$197

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$179	$197
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $1 for 2013 and 2012, respectively	—	(1)
COMPREHENSIVE INCOME	$179	$196

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$61	$116
Accounts Receivable, net of allowances of $64 and $56 in 2013 and 2012, respectively	1,032	783
Unbilled Revenues	265	314
Materials and Supplies	121	114
Prepayments	9	29
Regulatory Assets	282	349
Derivative Contracts	10	5
Deferred Income Taxes	38	49
Other	15	24
Total Current Assets	1,833	1,783
PROPERTY, PLANT AND EQUIPMENT	17,494	17,006
Less: Accumulated Depreciation and Amortization	(4,780)	(4,726)
Net Property, Plant and Equipment	12,714	12,280
NONCURRENT ASSETS
Regulatory Assets	3,643	3,830
Regulatory Assets of VIEs	658	713
Long-Term Investments	361	348
Other Special Funds	61	61
Derivative Contracts	59	62
Restricted Cash of VIEs	22	23
Other	137	123
Total Noncurrent Assets	4,941	5,160
TOTAL ASSETS	$19,488	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$575	$725
Securitization Debt of VIEs Due Within One Year	229	226
Commercial Paper and Loans	165	263
Accounts Payable	539	630
Accounts Payable—Affiliated Companies, net	89	73
Accrued Interest	73	65
Clean Energy Program	92	153
Deferred Income Taxes	43	60
Obligation to Return Cash Collateral	125	122
Regulatory Liabilities	120	67
Other	351	269
Total Current Liabilities	2,401	2,653
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	4,249	4,223
Other Postretirement Benefit (OPEB) Costs	992	1,011
Accrued Pension Costs	369	463
Regulatory Liabilities	245	209
Regulatory Liabilities of VIEs	10	10
Environmental Costs	413	486
Asset Retirement Obligations	254	250
Derivative Contracts	109	107
Long-Term Accrued Taxes	39	32
Other	44	38
Total Noncurrent Liabilities	6,724	6,829
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8)
CAPITALIZATION
LONG-TERM DEBT
Long-Term Debt	4,467	4,070
Securitization Debt of VIEs	442	496
Total Long-Term Debt	4,909	4,566
STOCKHOLDER’S EQUITY
Common Stock; 150,000,000 shares authorized; issued and outstanding, 2013 and 2012—132,450,344 shares	892	892
Contributed Capital	520	420
Basis Adjustment	986	986
Retained Earnings	3,054	2,875
Accumulated Other Comprehensive Income	2	2
Total Stockholder’s Equity	5,454	5,175
Total Capitalization	10,363	9,741
TOTAL LIABILITIES AND CAPITALIZATION	$19,488	$19,223

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$179	$197
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	215	190
Provision for Deferred Income Taxes and ITC	29	8
Non-Cash Employee Benefit Plan Costs	39	44
Cost of Removal	(24)	(20)
Deferred Storm Costs	(46)	4
Net Change in Regulatory Assets and Liabilities	80	(26)
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	(200)	(14)
Materials and Supplies	(7)	(3)
Prepayments	20	52
Accounts Receivable/Payable-Affiliated Companies, net	64	(8)
Other Current Assets and Liabilities	112	51
Employee Benefit Plan Funding and Related Payments	(120)	(103)
Other	(12)	(6)
Net Cash Provided By (Used In) Operating Activities	329	366
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(572)	(435)
Proceeds from Sale of Available-for-Sale Securities	6	51
Investments in Available-for-Sale Securities	(6)	(51)
Solar Loan Investments	(7)	(19)
Restricted Funds	1	—
Net Cash Provided By (Used In) Investing Activities	(578)	(454)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(98)	29
Issuance of Long-Term Debt	400	—
Redemption of Long-Term Debt	(150)	—
Redemption of Securitization Debt	(51)	(49)
Contributed Capital	100	—
Other	(7)	—
Net Cash Provided By (Used In) Financing Activities	194	(20)
Net Increase (Decrease) In Cash and Cash Equivalents	(55)	(108)
Cash and Cash Equivalents at Beginning of Period	116	143
Cash and Cash Equivalents at End of Period	$61	$35
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$—	$(22)
Interest Paid, Net of Amounts Capitalized	$63	$69
Accrued Property, Plant and Equipment Expenditures	$224	$143

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
PSEG is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s four principal direct wholly owned subsidiaries are:

•
Power—which is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply and energy trading functions through three principal direct wholly owned subsidiaries. Power’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and the states in which they operate.

•
PSE&G—which is an operating public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the FERC. PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs, which are regulated by the BPU.

•
PSEG Energy Holdings L.L.C. (Energy Holdings)—which primarily has investments in leveraged leases and solar generation projects through its direct wholly owned subsidiaries. Certain Energy Holdings’ subsidiaries are subject to regulation by the FERC and the states in which they operate. Energy Holdings has also been awarded a contract to manage the transmission and distribution assets of the Long Island Power Authority (LIPA) starting in 2014.

•	PSEG Services Corporation (Services)—which provides management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The respective financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2012.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation, except as discussed in Note 17. Related-Party Transactions. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2. Recent Accounting Standards
New Standards Adopted during 2013
Disclosures about Offsetting Assets and Liabilities
This accounting standard requires enhanced disclosures regarding assets and liabilities that are either offset in the financial statements, or are subject to an enforceable master netting arrangement or similar agreement. The guidance is applicable to certain financial instruments (e.g. derivatives) and securities borrowing and lending transactions. This standard requires entities:

•	to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	to present both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities.
We adopted this standard retrospectively effective January 1, 2013. As this standard requires disclosures only, it did not have any impact on our consolidated financial position, results of operations or cash flows. For additional information, see Note 10. Financial Risk Management Activities.
Reclassification Adjustments out of Accumulated Other Comprehensive Income (AOCI)
This accounting standard requires entities to disclose the following information about reclassification adjustments related to AOCI:

•	changes in AOCI balances by component; and

•
significant amounts reclassified out of AOCI by respective line items of net income (for amounts that are required by GAAP to be reclassified to net income in their entirety in the same reporting period).

We adopted this standard prospectively effective January 1, 2013. As this standard requires disclosures only, it did not have any impact on our consolidated financial position, results of operations or cash flows. For additional information, see Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax.

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
PSE&G’s maximum exposure to loss is equal to its equity investment in these VIEs which was $16 million as of March 31, 2013 and December 31, 2012. The risk of actual loss to PSE&G is considered remote. PSE&G did not provide any financial support to Transition Funding or Transition Funding II during the first three months of 2013 or in 2012. Further, PSE&G does not have any contractual commitments or obligations to provide financial support to Transition Funding or Transition Funding II.

Note 4. Rate Filings
The following information discusses significant updates regarding orders and pending rate filings. This Note should be read in conjunction with Note 6. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2012.

•
Weather Normalization Clause (WNC)—On April 29, 2013, the BPU approved PSE&G's filing with respect to deficiency revenues from the 2011-2012 Winter Period. As a result, provisional rates were approved which are recovering $41 million from customers during the 2012-2013 Winter Period, with a carryover deficiency of $24 million to the 2013-2014 Winter Period.

•
Remediation Adjustment Charge (RAC)—In April 2013, PSE&G filed a RAC 20 petition with the BPU requesting a decrease in electric and gas RAC revenues on an annual basis of $12 million and $7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with Solar Renewable Energy Certificates (SRECs) generated from the installed solar electric system. The following table reflects the outstanding loans by class of customer, none of which are considered “non-performing.”

Credit Risk Profile Based on Payment Activity
	As of	As of
Consumer Loans	March 31, 2013	December 31, 2012
	Millions
Commercial/Industrial	$185	$174
Residential	16	15
Total	$201	$189

Energy Holdings
Energy Holdings, through various of its indirect subsidiary companies, has investments in domestic energy and real estate assets subject primarily to leveraged lease accounting. A leveraged lease is typically comprised of an investment by an equity investor and debt provided by a third party debt investor. The debt is recourse only to the assets subject to lease and is not included on PSEG’s Condensed Consolidated Balance Sheets. As an equity investor, Energy Holdings’ investments in the leases are comprised of the total expected lease receivables on its investments over the lease terms plus the estimated residual values at the end of the lease terms, reduced for any income not yet earned on the leases. This amount is included in Long-Term Investments on PSEG’s Condensed Consolidated Balance Sheets. The more rapid depreciation of the leased property for tax purposes creates tax cash flow that will be repaid to the taxing authority in later periods. As such, the liability for such taxes due is recorded in Deferred Income Taxes on PSEG’s Condensed Consolidated Balance Sheets.
The table below shows Energy Holdings’ gross and net lease investment as of March 31, 2013 and December 31, 2012, respectively.

	As of	As of
	March 31, 2013	December 31, 2012
	Millions
Lease Receivables (net of Non-Recourse Debt)	$705	$721
Estimated Residual Value of Leased Assets	529	535
	1,234	1,256
Unearned and Deferred Income	(412)	(416)
Gross Investments in Leases	822	840
Deferred Tax Liabilities	(704)	(723)
Net Investments in Leases	$118	$117

The corresponding receivables associated with the lease portfolio are reflected below, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings. "Not Rated" counterparties relate to investments in leases of commercial real estate properties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating (Standard & Poor's (S&P))	As of	As of
As of March 31, 2013	March 31, 2013	December 31, 2012
	Millions
AA	$20	$21
AA-	58	73
BBB+ - BBB-	316	316
B	166	166
D	134	134
Not Rated	11	11
Total	$705	$721

The “B” and "D" ratings above represent lease receivables related to coal-fired assets in Pennsylvania and Illinois, respectively. As of March 31, 2013, the gross investment in the leases of such assets, net of non-recourse debt, was $560 million ($30 million, net of deferred taxes). A more detailed description of such assets under lease is presented in the table below.

Asset	Location	Gross Investment	% Owned	Total	Fuel Type	Counter-parties’ S&P Credit Ratings		Counterparty
		Millions		MW
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	D	(A)	Edison Mission Energy
Joliet Station Units 7 and 8	IL	$84	64%	1,044	Coal	D	(A)	Edison Mission Energy
Keystone Station Units 1 and 2	PA	$116	17%	1,711	Coal	B		GenOn REMA, LLC
Conemaugh Station Units 1 and 2	PA	$116	17%	1,711	Coal	B		GenOn REMA, LLC
Shawville Station Units 1, 2, 3 and 4	PA	$110	100%	603	Coal	B		GenOn REMA, LLC

(A) On April 9, 2013, S&P withdrew its credit rating.
The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and attempt to seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital investments and trigger certain material tax obligations. A bankruptcy of a lessee would likely delay any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the lease by the lenders. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities.
Of facilities under lease by indirect subsidiary companies of Energy Holdings to GenOn REMA, LLC (GenOn REMA), a subsidiary of GenOn Energy Inc. (GenOn), which was acquired by NRG Energy, Inc. in December 2012, Keystone has installed flue gas desulfurization control for sulfur dioxide (SO2), selective catalytic reduction (SCR) equipment for nitrogen oxide (NOx) and mercury control to meet current environmental requirements. Conemaugh has flue gas desulfurization control, while SCR and mercury control are scheduled to be installed and operational in the first quarter of 2015. GenOn has disclosed its plan for the coal-fired units at the Shawville facility to place them in a “long-term protective layup” by April 2015 while continuing to pay the required rent and maintaining the facility in accordance with the lease terms or terminating the lease for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obsolescence in which case the lessee would be required, among other things, to pay the contractual termination value structured to recover Energy Holdings' indirect subsidiaries' lease investment as specified in the lease agreement.
Although all lease payments from the GenOn REMA leases are current, no assurances can be given that future payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges in the process of generating electricity, market prices for fuel and electricity, overall financial condition of lease counterparties and the quality and condition of assets under lease.
With respect to Energy Mission Energy's (EME) Midwest Generation (MWG) leases on the Powerton and Joliet coal units in Illinois, the lessee, MWG, substantially completed investments in mercury removal (Activated Carbon Injection) and NOx emission controls (low NOx burners and Selective Non-Catalytic Reduction systems), and plans to invest in SO2 emission controls (Dry Sorbent Injection (Trona) systems). On April 4, 2013, MWG obtained approval from the Illinois Pollution Control Board to defer capital investments for up to two additional years to meet upcoming air emission compliance deadlines under Illinois law. Also, as previously disclosed, EME and MWG remain in litigation with the U.S. Environmental Protection Agency (EPA) and the State of Illinois regarding certain air emissions. EME does not anticipate a material change in this current approach in order to comply with existing federal and Illinois environmental rules.
On December 17, 2012, EME and MWG filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Immediately prior to that filing, EME, MWG, Nesbitt Asset Recovery, LLC (Nesbitt) (an indirect, wholly owned subsidiary of Energy Holdings), and Associates Capital Investments, L.L.P. (Associates) (an affiliate of Citigroup, and, together with Nesbitt, the "Owner Participants"), as well as certain affiliated owner lessors and owner participants, entered into a forbearance agreement with holders of a majority of the lease debt that financed the original sale-leaseback transaction. The forbearance agreement, which was approved by the bankruptcy court, expired on April 5, 2013. In the absence of a forbearance agreement, the lease indenture trustee has the ability to accelerate or exercise other remedies with respect to the nonrecourse debt and, in June 2013, initiate foreclosure proceedings on the leased assets. Nesbitt is actively involved in the bankruptcy proceedings and is evaluating its options. In April 2013, MWG obtained an unopposed extension from the bankruptcy court to defer the deadline upon which it must assume or reject those leases, from April to July 2013, thereby providing it additional time to evaluate its position, including a potential restructuring. MWG did not make its scheduled $48 million rent payments on January 2, 2013 (which related to the prior six month period) on the Powerton and Joliet leases. A partial $5 million payment for the period from the date of the petition filing through January 2, 2013 was received in mid-February, pursuant to the terms of the forbearance agreement. The difference is a lessor pre-petition bankruptcy claim, while rent for the utilization of the facilities by MWG during pendency of the bankruptcy will likely be treated as an administrative expense in bankruptcy.

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
Power classifies investments in the NDT Fund as available-for-sale. The following tables show the fair values and gross unrealized gains and losses for the securities held in the NDT Fund:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$628	$205	$(4)	$829
Debt Securities
Government Obligations	370	9	(1)	378
Other Debt Securities	309	19	(1)	327
Total Debt Securities	679	28	(2)	705
Other Securities	68	—	—	68
Total NDT Available-for-Sale Securities	$1,375	$233	$(6)	$1,602

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$648	$147	$(6)	$789
Debt Securities
Government Obligations	274	11	—	285
Other Debt Securities	320	22	—	342
Total Debt Securities	594	33	—	627
Other Securities	124	—	—	124
Total NDT Available-for-Sale Securities	$1,366	$180	$(6)	$1,540

These amounts do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	March 31, 2013	December 31, 2012
	Millions
Accounts Receivable	$51	$18
Accounts Payable	$70	$53

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of March 31, 2013				As of December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$67	$(4)	$—	$—	$139	$(6)	$—	$—
Debt Securities
Government Obligations (B)	92	(1)	1	—	34	—	1	—
Other Debt Securities (C)	53	(1)	1	—	31	—	6	—
Total Debt Securities	145	(2)	2	—	65	—	7	—
Other Securities	—	—	—	—	—	—	—	—
NDT Available-for-Sale Securities	$212	$(6)	$2	$—	$204	$(6)	$7	$—

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2013.

(B)
Debt Securities (Government)—Unrealized losses on Power’s NDT investments in United States Treasury obligations and Federal Agency asset-backed securities were caused by interest rate changes. Since these investments are guaranteed by the United States government or an agency of the United States government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of March 31, 2013.

(C)
Debt Securities (Corporate)—Power’s investments in corporate bonds are limited to investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2013.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended
	March 31,
	2013	2012
	Millions
Proceeds from NDT Fund Sales	$241	$345
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	$37	$16
Gross Realized Losses	(19)	(6)
Net Realized Gains (Losses) on NDT Fund	$18	$10

Net realized gains disclosed in the above table were recognized in Other Income and Other Deductions in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $111 million (after-tax) were a component of Accumulated Other Comprehensive Loss on Power’s Condensed Consolidated Balance Sheet as of March 31, 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The NDT available-for-sale debt securities held as of March 31, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$65
1 - 5 years	144
6 - 10 years	183
11 - 15 years	47
16 - 20 years	11
Over 20 years	255
Total NDT Available-for-Sale Debt Securities	$705

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). In 2013, other-than-temporary impairments of $2 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
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

	As of March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$13	$6	$—	$19
Debt Securities
Government Obligations	113	2	—	115
Other Debt Securities	46	1	—	47
Total Debt Securities	159	3	—	162
Other Securities	15	—	—	15
Total Rabbi Trust Available-for-Sale Securities	$187	$9	$—	$196

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$13	$5	$—	$18
Debt Securities
Government Obligations	114	3	—	117
Other Debt Securities	45	2	—	47
Total Debt Securities	159	5	—	164
Other Securities	3	—	—	3
Total Rabbi Trust Available-for-Sale Securities	$175	$10	$—	$185

As of March 31, 2013, amounts in the above table do not include Accounts Receivable of $7 million and Accounts Payable of $6 million for Rabbi Trust Fund transactions which had not yet settled. These amounts are included on the Condensed Consolidated Balance Sheets.
In March 2012, PSEG restructured the fixed income component of the Rabbi Trust. The proceeds from the sales of and the net realized gains on securities in the Rabbi Trust Fund were:

	Three Months Ended
	March 31,
	2013	2012
	Millions
Proceeds from Rabbi Trust Sales	$17	$154
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$—	$5
Gross Realized Losses	—	—
Net Realized Gains (Losses) on Rabbi Trust	$—	$5

Gross realized gains disclosed in the above table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $6 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of March 31, 2013. The Rabbi Trust available-for-sale debt securities held as of March 31, 2013 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$—
1 - 5 years	61
6 - 10 years	29
11 - 15 years	10
16 - 20 years	5
Over 20 years	57
Total Rabbi Trust Available-for-Sale Debt Securities	$162

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
The fair value of assets in the Rabbi Trust related to PSEG, Power and PSE&G are detailed as follows:

	As of	As of
	March 31, 2013	December 31, 2012
	Millions
Power	$38	$36
PSE&G	61	61
Other	97	88
Total Rabbi Trust Available-for-Sale Securities	$196	$185

Note 7. Pension and OPEB
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria. The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis.
Pension and OPEB costs for PSEG are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	Millions
Components of Net Periodic Benefit Cost
Service Cost	$29	$25	$5	$4
Interest Cost	54	56	16	16
Expected Return on Plan Assets	(87)	(76)	(5)	(4)
Amortization of Net
Transition Obligation	—	—	—	1
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)
Actuarial Loss	47	42	11	8
Net Periodic Benefit Cost	$38	$42	$23	$21
Effect of Regulatory Asset	—	—	—	5
Total Benefit Costs, Including Effect of Regulatory Asset	$38	$42	$23	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pension and OPEB costs for Power, PSE&G and PSEG’s other subsidiaries are detailed as follows:

	Pension Benefits		OPEB
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	Millions
Power	$11	$13	$6	$5
PSE&G	23	24	16	20
Other	4	5	1	1
Total Benefit Costs	$38	$42	$23	$26

During the three months ended March 31, 2013, PSEG contributed its entire planned contributions for the year 2013 of $145 million and $14 million into its pension and postretirement healthcare plans, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The face value of Power's outstanding guarantees, current exposure and margin positions as of March 31, 2013 and December 31, 2012 are shown below:

	As of	As of
	March 31, 2013	December 31, 2012
	Millions
Face Value of Outstanding Guarantees	$1,564	$1,508
Exposure under Current Guarantees	$259	$226
Letters of Credit Margin Posted	$119	$124
Letters of Credit Margin Received	$61	$69
Cash Deposited and Received
Counterparty Cash Margin Deposited	$6	$15
Counterparty Cash Margin Received	(1)	(4)
Net Broker Balance Deposited (Received)	149	26
In the Event Power were to Lose its Investment Grade Rating:
Additional Collateral that Could be Required	$675	$654
Liquidity Available under PSEG’s and Power’s Credit Facilities to Post Collateral	$3,536	$3,531
Additional Amounts Posted
Other Letters of Credit	$45	$45

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 10. Financial Risk Management Activities for further discussion. In accordance with PSEG's accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In the event of a deterioration of Power’s credit rating to below investment grade, which would represent a three level downgrade from its current S&P's, Moody’s and Fitch ratings, many of these agreements allow the counterparty to demand further performance assurance. See table above.
The SEC and the Commodity Futures Trading Commission (CFTC) continue efforts to implement new rules to enact stricter regulation over swaps and derivatives. In 2012, the CFTC issued Final Rules regarding the definition of a swap dealer and the definition of a swap, and established reporting and record-keeping requirements for commercial end users including PSEG. In September 2012, a federal court vacated the CFTC's rule on monitoring of position limits for several commodities, including natural gas, thereby indefinitely delaying the effectiveness of these position limits rules. PSEG is carefully monitoring all of these new rules as they are issued to analyze the potential impact on its swap and derivatives transactions, including any potential increase in its collateral requirements.
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
The EPA believes that certain hazardous substances were released from the Essex Site and one of PSE&G’s former MGP locations (Harrison Site). In 2006, the EPA notified the potentially responsible parties (PRPs) that the cost of its Remedial Investigation and Feasibility Study (RI/FS) would greatly exceed the original estimated cost of $20 million. The total cost of the RI/FS is now estimated at approximately $110 million. Seventy-three PRPs, including Power and PSE&G, agreed to assume responsibility for the RI/FS and formed the Cooperating Parties Group (CPG) to divide the associated costs according to a mutually agreed upon formula. The CPG group, currently 70 members, is presently executing the RI/FS. Approximately five percent of the RI/FS costs are attributable to PSE&G’s former MGP sites and approximately one percent to Power’s generating stations. Power has provided notice to insurers concerning this potential claim.
In 2007, the EPA released a draft “Focused Feasibility Study” (FFS) that proposed six options to address the contamination cleanup of the lower eight miles of the Passaic River. The EPA estimated costs for the proposed remedy range from $1.3 billion to $3.7 billion. The work contemplated by the FFS is not subject to the cost sharing agreement discussed above. The EPA's revised proposed FFS may be released for public comment as early as the second quarter of 2013.
In June 2008, an agreement was announced between the EPA and Tierra Solutions, Inc. and Maxus Energy Corporation (Tierra/Maxus) for removal of a portion of the contaminated sediment in the Passaic River at an estimated cost of $80 million. Phase I of the removal work has been completed. Phase II is contingent on the approval of an appropriate sediment disposal facility. Tierra/Maxus have reserved their rights to seek contribution for the removal costs from the other PRPs, including Power and PSE&G.
The EPA has advised that the levels of contaminants at Passaic River mile 10.9 will require removal in advance of the completion of the RI/FS. The CPG members, with the exception of Tierra/Maxus, which are no longer members, have agreed to fund the removal, currently estimated at approximately $30 million. PSEG’s share of that effort is approximately three percent.
Except for the Passaic River 10.9 mile removal, Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to the Passaic River matters.
New Jersey Spill Compensation and Control Act (Spill Act)
In 2005, the New Jersey Department of Environmental Protection (NJDEP) filed suit against a PRP (Occidental Chemical Corporation (OCC)) and its related companies in the New Jersey Superior Court seeking damages and reimbursement for costs expended by the State of New Jersey to address the effects of the PRP’s discharge of hazardous substances into both the Passaic River and the balance of the Newark Bay Complex. Power and PSE&G are alleged to have owned, operated or contributed hazardous substances to a total of 11 sites or facilities that impacted these water bodies. In February 2009, third party complaints were filed against some 320 third party defendants, including Power and PSE&G, claiming that each of the third party defendants is responsible for its proportionate share of the clean-up costs for the hazardous substances it allegedly discharged into the Passaic River and the Newark Bay Complex. The third party complaints seek statutory contribution and contribution under the Spill Act to recover past and future removal costs and damages. Power and PSE&G filed answers to the complaints in June 2010. A special master for discovery has been appointed by the court and document production has commenced. In October 2012, the Court issued a 90 day stay of discovery for the third party defendants to explore a possible settlement of this matter with the State of New Jersey. That settlement effort is ongoing. On March 22, 2013, Power and PSE&G signed an agreement to settle the NJDEP vs. OCC litigation at a nominal cost. That settlement is contingent upon a public comment and NJDEP response period that will extend for at least 120 days and the issuance of an order approving the settlement by the Court after conducting a fairness hearing. The stay of third-party discovery remains in place and has been extended. Power and PSE&G believe they have good and valid defenses to the allegations contained in the third party complaints and will vigorously assert those defenses. Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to this matter.
Natural Resource Damage Claims
In 2003, the NJDEP directed PSEG, PSE&G and 56 other PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the Spill Act. The NJDEP alleged that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP estimated the cost of interim natural resource injury restoration activities along the lower Passaic River at approximately $950 million. In 2007, agencies of the United States Department of Commerce and the United States Department of the Interior sent letters to PSE&G and other PRPs inviting participation in an assessment of injuries to natural

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

resources that the agencies intended to perform. In 2008, PSEG and a number of other PRPs agreed to share certain immaterial costs the trustees have incurred and will incur going forward, and to work with the trustees to explore whether some or all of the trustees’ claims can be resolved in a cooperative fashion. That effort is continuing. PSEG is unable to estimate its portion of the possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area and encouraged the PRPs to contact OCC to discuss participating in the RI/FS that OCC was conducting. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two operating electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but it is uncertain at this time whether the PSEG companies will consent to fund the third phase. Power and PSE&G are unable to estimate their portion of the possible loss or range of loss related to this matter.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $513 million and $649 million through 2021. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $513 million as of March 31, 2013. Of this amount, $111 million was recorded in Other Current Liabilities and $402 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $513 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly.
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
In 2009, the EPA issued a notice of violation to Power and the other owners of the Keystone coal-fired plant in Pennsylvania, alleging, among other things, that various capital improvement projects were completed at the plant which are considered modifications (or major modifications) causing significant net emission increases of PSD/NSR air pollutants, beginning in 1985 for Keystone Unit 1 and in 1984 for Keystone Unit 2. The notice of violation states that none of these modifications underwent PSD/NSR permitting process prior to being put into service, which the EPA alleges was required under the CAA. The notice of violation states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties. Power owns approximately 23% of the plant. Power cannot predict the outcome of this matter.
Hazardous Air Pollutants Regulation
In accordance with a ruling of the U.S. Court of Appeals of the District of Columbia (Court of Appeals), the EPA published a Maximum Achievable Control Technology (MACT) regulation on February 16, 2012. These Mercury Air Toxics Standards (MATS) are scheduled to go into effect on April 16, 2015 and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the CAA. In February 2012, members of the electric generating industry filed a petition challenging the existing source National Emission Standard for Hazardous Air Pollutants (NESHAP), new source NESHAP and the New Source Performance Standard (NSPS). In March 2012, PSEG filed a motion to intervene with the Court of Appeals in support of the EPA's implementation of MATS. Litigation of these matters remains pending and the impact on the implementation schedule is unknown at this time.
Power believes that it will not be necessary to install any additional material controls at its New Jersey facilities. Additional controls may be necessary at Power’s Bridgeport Harbor coal-fired unit at an immaterial cost. In December 2011, to comply with the MACT regulators, a decision was reached to upgrade the previously planned two flue gas desulfurization scrubbers and install Selective Catalytic Reduction (SCR) systems at Power’s jointly owned coal-fired generating facility at Conemaugh

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

in Pennsylvania. This installation is expected to be completed in the first quarter of 2015. Power's share of this investment is approximately $147 million.
NOx Regulation
In April 2009, the NJDEP finalized revisions to NOx emission control regulations that impose new NOx emission reduction requirements and limits for New Jersey fossil fuel-fired electric generation units. The rule has an impact on Power’s generation fleet, as it imposes NOx emissions limits that will require capital investment for controls or the retirement of up to 86 combustion turbines (approximately 1,750 MW) and four older New Jersey steam electric generation units (approximately 400 MW) by May 30, 2015. Retirement notifications for the combustion turbines, except for Salem Unit 3, have been filed with the PJM Interconnection, LLC (PJM). The Salem Unit 3 combustion turbine (38 MW) will be transitioning to an emergency generator. Evaluations are ongoing for the steam electric generation units.
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
Clean Water Act Permit Renewals
Pursuant to the Federal Water Pollution Control Act (FWPCA), National Pollutant Discharge Elimination System (NPDES) permits expire within five years of their effective date. In order to renew these permits, but allow a plant to continue to operate, an owner or operator must file a permit application no later than six months prior to expiration of the permit. States with delegated federal authority for this program manage these permits. The NJDEP manages the permits under the New Jersey Pollutant Discharge Elimination System (NJPDES) program. Connecticut and New York also have permits to manage their respective pollutant discharge elimination system programs.
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
In late 2010, the EPA entered into a settlement agreement with environmental groups that established a schedule to develop a new 316(b) rule by July 27, 2012. In April 2011, the EPA published a new proposed rule which did not establish any particular technology as the best technology available (e.g. closed cycle cooling). Instead, the proposed rule established marine life mortality standards for existing cooling water intake structures with a design flow of more than two million gallons per day. In June 2012, the EPA posted two Notices of Data Availability (NODA) requesting comment on aspects of the April 2011 proposed rule. In July 2012, PSEG and industry trade associations submitted comments on both NODAs and the EPA and environmental groups agreed to delay the deadline for finalization of the Rule to June 27, 2013 to allow for more time to address public comments and analyze data submitted in response to the NODAs.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capital Expenditures
The construction programs of PSEG and its subsidiaries are currently estimated to include a base level total investment of approximately $6.1 billion for the three years ended 2015. The three-year projected capital expenditures for PSEG, Power and PSE&G are as follows:

	2013	2014	2015
	Millions
Power	$400	$365	$305
PSE&G	2,040	1,680	1,180
Other	95	40	30
Total PSEG	$2,535	$2,085	$1,515

Power's projected capital expenditures include baseline maintenance (investments to replace major parts and enhance operational performance), investments in response to environmental, regulatory or legal mandates and nuclear expansion. PSE&G's projections include material additions and replacements in its transmission and distribution systems to meet expected growth and manage reliability.
Power
During the three months ended March 31, 2013, Power made $102 million of capital expenditures, including interest capitalized during construction (IDC) but excluding $41 million for nuclear fuel, primarily related to various projects at its fossil and nuclear generation stations.
PSE&G
During the three months ended March 31, 2013, PSE&G made $583 million of capital expenditures, including $572 million of investment in plant, primarily for reliability of transmission and distribution systems and $11 million in solar loan investments. This does not include expenditures for cost of removal, net of salvage, of $24 million, which is included in operating cash flows.
Energy Holdings
Included in Other for 2013 in the preceding table is a 19MW solar project currently under construction in Arizona for which Energy Holdings had issued an outstanding guarantee of $41 million as of March 31, 2013.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSE&G has contracted for its anticipated BGS-Fixed Price eligible load, as follows:

	Auction Year
	2010	2011	2012	2013
36-Month Terms Ending	May 2013	May 2014	May 2015	May 2016	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per kWh	0.09577	0.09430	0.08388	0.09218

(A)	Prices set in the 2013 BGS auction will become effective on June 1, 2013 when the 2010 BGS auction agreements expire.
PSE&G has a full requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 17. Related-Party Transactions.
Minimum Fuel Purchase Requirements
Power has various long-term fuel purchase commitments for coal through 2017 to support its fossil generation stations and for supply of nuclear fuel for the Salem, Hope Creek and Peach Bottom nuclear generating stations and for firm transportation and storage capacity for natural gas.
Power’s strategy is to maintain certain levels of uranium and to make periodic purchases to support such levels. As such, the commitments referred to in the following table may include estimated quantities to be purchased that deviate from contractual nominal quantities. Power’s nuclear fuel commitments cover approximately 100% of its estimated uranium, enrichment and fabrication requirements through 2015 and a portion through 2017 at Salem, Hope Creek and Peach Bottom.
Power’s various multi-year contracts for firm transportation and storage capacity for natural gas are primarily used to meet its gas supply obligations to PSE&G. These purchase obligations are consistent with Power’s strategy to enter into contracts for its fuel supply in comparable volumes to its sales contracts.
As of March 31, 2013, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power’s Share of Commitments through 2017
Millions
Nuclear Fuel
Uranium	$483
Enrichment	$444
Fabrication	$145
Natural Gas	$1,035
Coal	$508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regulatory Proceedings
New Jersey Clean Energy Program
In 2008, the BPU approved funding requirements for each New Jersey EDC applicable to its Renewable Energy and Energy Efficiency programs for the years 2009 to 2012. In late 2012, the BPU approved additional funding requirements for these programs for the first half of 2013. The aggregate funding for the first half of 2013 is $195 million. PSE&G has a current liability of $92 million as of March 31, 2013 for its outstanding share of the funding. The liability is reduced as normal payments are made. The liability has been recorded with an offsetting Regulatory Asset, since the costs associated with this program are recovered from PSE&G ratepayers through the Societal Benefits Charge (SBC).
The BPU has started a new Comprehensive Resource Analysis proceeding to determine SBC funding for the years 2013-2016. The proceeding has no impact on current SBC assessments.
Long-Term Capacity Agreement Pilot Program (LCAPP)
In 2011, New Jersey enacted the LCAPP Act that resulted in the selection of three generators to build a total of approximately 2,000 MW of new combined-cycle generating facilities located in New Jersey. Each of the New Jersey EDCs, including PSE&G, was directed to execute a standard offer capacity agreement (SOCA) with the three selected generators, but did so under protest preserving their legal rights. The SOCA provides for the EDCs to guarantee specified annual capacity payments to the generators subject to the terms and conditions of the agreement. Legal challenges to the BPU’s implementation of the LCAPP Act were filed in New Jersey appellate court and this appeal is pending. In addition, the LCAPP Act itself has been challenged on constitutional grounds in federal court and that proceeding is ongoing.
In May 2012, two of the three generators cleared the Reliability Pricing Model auction for the 2015/2016 delivery year in the aggregate notional amount of approximately 1,300 MW of installed capacity. SOCA payments are for a 15-year term, which are scheduled to commence for one of the generators in the 2015/2016 delivery year and for the other generator in the 2016/2017 delivery year. Based upon the expected percentage of state load that PSE&G will be serving during the term of these contracts, PSE&G would be responsible for approximately 52% or 676 MW of this amount.
The current estimated fair value of the SOCAs is recorded as a Derivative Asset or Liability with an offsetting Regulatory Asset or Liability on PSE&G’s Consolidated Balance Sheets. See Note 11. Fair Value Measurements for additional information.
Superstorm Sandy
In late October 2012, Superstorm Sandy caused severe damage to PSE&G's transmission and distribution system throughout its service territory as well as to some of Power's generation infrastructure in the northern part of New Jersey. Strong winds resulted in a storm surge that caused damage to switching stations, substations and generating infrastructure.
Power incurred an additional $28 million of storm-related expense for the three months ended March 31, 2013, primarily for repairs at certain generating stations in Power's fossil fleet. These costs were recognized in Operation and Maintenance Expense. Power expects it will incur additional future costs, primarily relating to repairs to, and replacement of, equipment and property, which could be material.
PSEG maintains insurance coverage against loss or damage to plants and certain properties, subject to certain exceptions and limitations, to the extent such property is usually insured and insurance is available at a reasonable cost. PSEG is seeking recovery from its insurers for the property damage, above its self-insured retentions; however, no assurances can be given relative to the timing or amount of such recovery. PSEG received $25 million from its insurance carriers as an advance payment which was recorded in the fourth quarter of 2012. PSEG believes that additional insurance recoveries are not estimable as of March 31, 2013. PSEG is documenting its insurance claim which then will need to be submitted to and reviewed by its insurers. PSEG does not believe that it has a basis for estimating additional probable insurance recoveries at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Leveraged Lease Investments
On January 31, 2012, PSEG entered into a specific matter closing agreement with the Internal Revenue Service (IRS) settling all matters related to cross border lease transactions. This agreement settled the leasing dispute with finality for all tax periods in which PSEG realized tax deductions from these transactions. On January 31, 2012, PSEG also signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. On March 26, 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These two agreements concluded ten years of audits for PSEG and the leasing issue for all tax years. For PSEG, the impact of these agreements was an increase in financial statement Income Tax Expense of approximately $175 million in the first quarter of 2012. In prior periods, PSEG had established financial statement tax liabilities for uncertain tax positions in the amount of $246 million with respect to these tax years. Accordingly, the settlement resulted in a net $71 million decrease in the first quarter of 2012 in the Income Tax Expense of PSEG.
Cash Impact
For tax years 1997 through 2003, the tax and interest PSEG owes the IRS as a result of this settlement will be reduced by the $320 million PSEG has on deposit with the IRS for this matter. PSEG paid a net deficiency for these years of approximately $4 million during the second quarter of 2012. Based upon the closing agreement and the Form 870-AD for tax years 2004 through 2006, PSEG owes the IRS approximately $620 million in tax and interest for tax years from 2004 through 2006. Based on the settlement of the leasing dispute, for tax years 2007 through 2010, the IRS owes PSEG approximately $676 million. PSEG has filed amended returns for tax years 2007-2010 reflecting the impact of the settlement. These returns have been audited by the IRS and accepted as filed. As required by statute, the IRS presented the refund claim to the Joint Committee on Taxation for approval. On October 16, 2012, PSEG was notified that the Joint Committee took no exception to the refund claim. In April 2013, PSEG received confirmation from the IRS which shows that overpayments from the 2008 through 2010 tax years have been applied to satisfy the liabilities due with respect to tax years 2004 through 2007. Accordingly, no further cash payments will be required with respect to the contested leasing transactions. In addition to the above, PSEG will claim a tax deduction for the accrued deficiency interest associated with this settlement in 2012, which gives rise to a cash tax savings of approximately $100 million.

Note 9. Changes in Capitalization
The following capital transactions occurred in the first three months of 2013:
Power

•	paid cash dividends of $250 million to PSEG.
PSE&G

•	paid $150 million of 5.00% Secured Medium-Term Notes at maturity,

•	issued $400 million of 3.80% Secured Medium-Term Notes, Series H due January 2043,

•	received $100 million capital contribution from PSEG, and

•	paid $51 million of Transition Funding’s securitization debt.

Energy Holdings

•
reclassified $18 million of non-recourse long-term debt associated with a commercial real estate property held for sale to Other Current Liabilities. For additional information, see Note 11. Fair Value Measurements.

Note 10. Financial Risk Management Activities
The operations of PSEG, Power and PSE&G are exposed to market risks from changes in commodity prices, interest rates and equity prices that could affect their results of operations and financial condition. Exposure to these risks is managed through normal operating and financing activities and, when appropriate, through hedging transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Cash Flow Hedges
Power uses forward sale and purchase contracts, swaps and futures contracts to hedge

•	forecasted energy sales from its generation stations and the related load obligations, and

•	certain forecasted natural gas sales and purchases made to support the BGSS contract with PSE&G.
Certain of these derivative transactions are designated and effective as cash flow hedges. During the second quarter of 2012, Power de-designated certain of its commodity derivative transactions that had previously qualified as cash flow hedges as they were deemed to no longer be highly effective as required by the relevant accounting guidance. As a result, subsequent to June 1, 2012, Power recognizes all gains and losses from changes in the fair value of these derivatives immediately in earnings rather than deferring any such amounts in Accumulated Other Comprehensive Income (Loss). The fair values of Power’s de-designated hedges were frozen in Accumulated Other Comprehensive Income (Loss) as the original forecasted transactions are still expected to occur and are reclassified into earnings as the original derivative transactions settle.
As of March 31, 2013 and December 31, 2012, the fair value and the impact on Accumulated Other Comprehensive Income (Loss) associated with accounting hedge activity was as follows:

	As of	As of
	March 31, 2013	December 31, 2012
	Millions
Fair Value of Cash Flow Hedges	$—	$3
Impact on Accumulated Other Comprehensive Income (Loss) (after tax)	$5	$9

The expiration date of the longest-dated cash flow hedge at Power is in 2014. Power’s after-tax unrealized gains on these derivatives that are expected to be reclassified to earnings during the next 12 months are $4 million. There was no ineffectiveness associated with qualifying hedges as of March 31, 2013.
Trading Derivatives
The primary purpose of Power’s wholesale marketing operation is to optimize the value of the output of the generating facilities via various products and services available in the markets it serves. Historically, Power engaged in trading of electricity and energy-related products where such transactions were not associated with the output or fuel purchase requirements of its facilities. This trading consisted mostly of energy supply contracts where Power secured sales commitments with the intent to supply the energy services from purchases in the market rather than from its owned generation. Such trading activities were marked to market through the income statement and represented less than one percent of gross margin (revenues less energy costs) on an annual basis. Effective July 2011, Power discontinued trading activities and anticipates that it will not enter into any more trading derivative contracts.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in the fair market value of these contracts are recorded in earnings. PSE&G is a party to certain long-term natural gas sales contracts to optimize its pipeline capacity utilization. In addition, as further described in Note 8. Commitments and Contingent Liabilities, PSE&G was directed to execute long-term SOCAs with certain generators to support the LCAPP Act. These contracts qualify as derivatives and are marked to fair value with the offset recorded to Regulatory Assets and Liabilities.
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
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. As of March 31, 2013, PSEG had 7 interest rate swaps outstanding totaling $850 million. These swaps convert Power’s $300 million of 5.5% Senior Notes due December 2015, $300 million of Power’s $303 million of 5.32% Senior Notes due September 2016 and Power’s $250 million of 2.75% Senior Notes due September 2016 into variable-rate debt. These interest rate swaps are designated and effective as fair value hedges. The fair value changes of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. As of March 31, 2013 and December 31, 2012, the fair value of all the underlying hedges was $52 million and $57 million, respectively.
Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. The Accumulated Other Comprehensive Income (Loss) (after tax) related to interest rate derivatives designated as cash flow hedges was $(2) million as of March 31, 2013 and December 31, 2012.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. See Note 2. Recent Accounting Standards. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with our accounting policy, these positions have been offset in the Consolidated Balance Sheets of Power, PSE&G and PSEG. The following tabular disclosure does not include the offsetting of trade receivables and payables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2013
	Power (A)				PSE&G(A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$—	$356	$(304)	$52	$10	$15	$77
Noncurrent Assets	—	50	(44)	6	59	37	102
Total Mark-to-Market Derivative Assets	$—	$406	$(348)	$58	$69	$52	$179
Derivative Contracts
Current Liabilities	$—	$(343)	$316	$(27)	$—	$—	$(27)
Noncurrent Liabilities	—	(72)	58	(14)	(109)	—	(123)
Total Mark-to-Market Derivative (Liabilities)	$—	$(415)	$374	$(41)	$(109)	$—	$(150)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$—	$(9)	$26	$17	$(40)	$52	$29

	As of December 31, 2012
	Power (A)				PSE&G (A)	PSEG (A)	Consolidated
	Cash Flow Hedges	Non Hedges			Non Hedges	Fair Value Hedges
Balance Sheet Location	Energy- Related Contracts	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$3	$332	$(217)	$118	$5	$15	$138
Noncurrent Assets	—	75	(26)	49	62	42	153
Total Mark-to-Market Derivative Assets	$3	$407	$(243)	$167	$67	$57	$291
Derivative Contracts
Current Liabilities	$—	$(265)	$219	$(46)	$—	$—	$(46)
Noncurrent Liabilities	—	(41)	26	(15)	(107)	—	(122)
Total Mark-to-Market Derivative (Liabilities)	$—	$(306)	$245	$(61)	$(107)	$—	$(168)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$3	$101	$2	$106	$(40)	$57	$123

(A)
Substantially all of Power's and PSEG's derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of March 31, 2013 and December 31, 2012. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the right of offset exists, has been offset in the statement of financial position. As of March 31, 2013 and December 31, 2012, net cash collateral paid of $26 million and $2 million, respectively, were netted against the corresponding net derivative contract positions. Of the $26 million as of March 31, 2013, cash collateral of $12 million and $14 million were netted against current liabilities and noncurrent liabilities, respectively. Of the $2 million as of December 31, 2012, cash collateral of $(3) million and $5 million were netted against current assets and current liabilities, respectively.
Certain of Power’s derivative instruments contain provisions that require Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if Power were to be downgraded or lose its investment grade credit rating, it would be required to provide additional collateral. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on NYMEX and ICE that are fully collateralized) was $80 million and $98 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, Power had the contractual right of offset of $61 million related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded or lost its investment grade rating, it would have had additional collateral obligations of $19 million and $37 million as of March 31, 2013 and December 31, 2012, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral. This potential additional collateral is included in the $675 million and $654 million as of March 31, 2013 and December 31, 2012, respectively, discussed in Note 8. Commitments and Contingent Liabilities.
The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended March 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2013	2012		2013	2012		2013	2012
	Millions
PSEG
Energy-Related Contracts	$—	$38	Operating Revenues	$6	$39	Operating Revenues	$—	$(1)
Energy-Related Contracts	—	(4)	Energy Costs	—	(4)		—	—
Total PSEG	$—	$34		$6	$35		$—	$(1)
Power
Energy-Related Contracts	$—	$38	Operating Revenues	$6	$39	Operating Revenues	$—	$(1)
Energy-Related Contracts	—	(4)	Energy Costs	—	(4)		—	—
Total Power	$—	$34		$6	$35		$—	$(1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis:

Accumulated Other Comprehensive Income	Pre-Tax	After-Tax
	Millions
Balance as of December 31, 2011	$54	$31
Gain Recognized in AOCI	28	17
Less: Gain Reclassified into Income	(70)	(41)
Balance as of December 31, 2012	$12	$7
Less: Gain Reclassified into Income	(6)	(4)
Balance as of March 31, 2013	$6	$3

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as normal purchases and sales for the three months ended March 31, 2013 and 2012:

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
		2013	2012
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$(209)	$195
Energy-Related Contracts	Energy Costs	58	(26)
Total PSEG and Power		$(151)	$169

Power’s derivative contracts reflected in the preceding tables include contracts to hedge the purchase and sale of electricity and natural gas and the purchase of fuel. Not all of these contracts qualify for hedge accounting. Most of these contracts are marked to market. The tables above do not include contracts for which Power has elected the normal purchase/normal sales exemption, such as its BGS contracts and certain other energy supply contracts that it has with other utilities and companies with retail load. In addition, PSEG has interest rate swaps designated as fair value hedges. The effect of these hedges was to reduce interest expense by $5 million and $6 million for the three month periods ended March 31, 2013 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reflects the gross volume, on an absolute value basis, of derivatives as of March 31, 2013 and December 31, 2012:

Type	Notional	Total	PSEG	Power	PSE&G
	Millions
As of March 31, 2013
Natural Gas	Dth	625	—	444	181
Electricity	MWh	231	—	231	—
Capacity	MW days	4	—	—	4
FTRs	MWh	8	—	8	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
As of December 31, 2012
Natural Gas	Dth	596	—	404	192
Electricity	MWh	208	—	208	—
Capacity	MW days	4	—	—	4
FTRs	MWh	19	—	19	—
Interest Rate Swaps	U.S. Dollars	850	850	—	—
Coal	Tons	1	—	1	—

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
As of March 31, 2013, 96% of the credit for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of cash collateral, as of March 31, 2013. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$311	$60	$310	1	$200	(A)
Non-Investment Grade—External Rating	12	—	12	—	—
Investment Grade—No External Rating	3	—	3	—	—
Non-Investment Grade—No External Rating	1	—	1	—	—
Total	$327	$60	$326	1	$200

(A)	Represents net exposure with PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The net exposure listed above, in some cases, will not be the difference between the current exposure and the collateral held. A counterparty may have posted more cash collateral than the outstanding exposure, in which case there would be no exposure. When letters of credit have been posted as collateral, the exposure amount is not reduced, but the exposure amount is transferred to the rating of the issuing bank. As of March 31, 2013, Power had 172 active counterparties.

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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2013, these consist primarily of electric swaps whose basis is deemed significant to the fair value measurement, long-term electric load contracts and long-term gas supply contracts.
The following tables present information about PSEG’s, Power’s and PSE&G’s respective assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for Power and PSE&G.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of March 31, 2013
Description	Total	Cash Collateral Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$127	$—	$—	$56	$71
Interest Rate Swaps (B)	$52	$—	$—	$52	$—
NDT Fund (C)
Equity Securities	$829	$—	$829	$—	$—
Debt Securities—Govt Obligations	$378	$—	$—	$378	$—
Debt Securities—Other	$327	$—	$—	$327	$—
Other Securities	$68	$—	$—	$68	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$19	$—	$19	$—	$—
Debt Securities—Govt Obligations	$115	$—	$—	$115	$—
Debt Securities—Other	$47	$—	$—	$47	$—
Other Securities	$2	$—	$—	$2	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(150)	$26	$—	$(48)	$(128)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$58	$—	$—	$56	$2
NDT Fund (C)
Equity Securities	$829	$—	$829	$—	$—
Debt Securities—Govt Obligations	$378	$—	$—	$378	$—
Debt Securities—Other	$327	$—	$—	$327	$—
Other Securities	$68	$—	$—	$68	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$4	$—	$4	$—	$—
Debt Securities—Govt Obligations	$22	$—	$—	$22	$—
Debt Securities—Other	$9	$—	$—	$9	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(41)	$26	$—	$(48)	$(19)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (A)	$69	$—	$—	$—	$69
Rabbi Trust (C)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—Govt Obligations	$38	$—	$—	$38	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy Related Contracts (A)	$(109)	$—	$—	$—	$(109)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2012
Description	Total	Cash Collateral Netting (D)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$234	$(3)	$—	$157	$80
Interest Rate Swaps (B)	$57	$—	$—	$57	$—
NDT Fund (C)
Equity Securities	$789	$—	$789	$—	$—
Debt Securities—Govt Obligations	$285	$—	$—	$285	$—
Debt Securities—Other	$342	$—	$—	$342	$—
Other Securities	$124	$—	$—	$124	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$18	$—	$18	$—	$—
Debt Securities—Govt Obligations	$117	$—	$—	$117	$—
Debt Securities—Other	$47	$—	$—	$47	$—
Other Securities	$3	$—	$—	$3	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(168)	$5	$—	$(62)	$(111)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (A)	$167	$(3)	$—	$157	$13
NDT Fund (C)
Equity Securities	$789	$—	$789	$—	$—
Debt Securities—Govt Obligations	$285	$—	$—	$285	$—
Debt Securities—Other	$342	$—	$—	$342	$—
Other Securities	$124	$—	$—	$124	$—
Rabbi Trust (C)
Equity Securities—Mutual Funds	$3	$—	$3	$—	$—
Debt Securities—Govt Obligations	$23	$—	$—	$23	$—
Debt Securities—Other	$9	$—	$—	$9	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (A)	$(61)	$5	$—	$(62)	$(4)
PSE&G
Assets:
Derivative Contracts:
Energy Related Contracts (A)	$67	$—	$—	$—	$67
Rabbi Trust (C)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—Govt Obligations	$39	$—	$—	$39	$—
Debt Securities—Other	$15	$—	$—	$15	$—
Other Securities	$1	$—	$—	$1	$—
Liabilities:
Derivative Contracts:
Energy Related Contracts (A)	$(107)	$—	$—	$—	$(107)

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

(C)
The NDT Fund maintains investments in various equity and fixed income securities classified as “available for sale.” The Rabbi Trust maintains investments in an S&P 500 index fund and various fixed income securities classified as “available for sale.” These securities are generally valued with prices that are either exchange provided (equity securities) or market transactions for comparable securities and/or broker quotes (fixed income securities). The fair value measurements table excludes a $13 million cash contribution made to the Rabbi Trust Fund as of March 31, 2013. Of the $13 million, $3 million and $10 million were contributed to Power's and Services' portions of the Rabbi Trust Fund, respectively.

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
Level 2—NDT and Rabbi Trust fixed income securities are limited to investment grade corporate bonds and United States Treasury obligations or Federal Agency asset-backed securities with a wide range of maturities. Since many fixed income securities do not trade on a daily basis, they are priced using an evaluated pricing methodology that varies by asset class and reflects observable market information such as the most recent exchange price or quoted bid for similar securities. Market-based standard inputs typically include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads (primarily Level 2). Short-term investments and certain commingled temporary investments are valued using observable market prices or market parameters such as time-to-maturity, coupon rate, quality rating and current yield (primarily Level 2).

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
The following tables provide details surrounding significant Level 3 valuations as of March 31, 2013 and December 31, 2012. For Power, in general, electric swaps are valued based on at least two pricing inputs, basis and underlying. To the extent the basis component is based on a single broker quote and is significant to the fair value of the electric swap, it is categorized as Level 3. Power's electric load contracts in which load consumption may change hourly are fair valued using certain unobservable inputs, such as historic load variability. For Power, long-term electric capacity contracts are measured using capacity auction prices. If the fair value for the unobservable tenor is significant, then the entire capacity contract is categorized as Level 3. For Power and PSE&G, long-term gas supply contracts are measured at fair value using both actively traded pricing points as well as unobservable inputs such as gas prices beyond observable periods and long-term basis quotes and accordingly, the fair value measurements are classified in Level 3. For PSE&G, long-term electric capacity contracts are measured at fair value using both observable capacity prices and unobservable inputs consisting of forecasts of future long-term electric capacity prices and include

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments for contingencies, such as litigation risk and plant construction risk. Accordingly, the fair value measurements are classified as Level 3.

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of March 31, 2013		Valuation Technique(s)	Significant Unobservable Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$—	$(13)	Discounted cash flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	—	(6)	Discounted cash flow	Historic Load Variability	-5% to +10%
Other	Various (A)	2	—
Total Power		$2	$(19)
PSE&G
Gas and Capacity	Forward Contracts (B)	$69	$(109)	Discounted cash flow	Long-Term Gas Basis and Capacity Prices	(B)
Total PSE&G		$69	$(109)
TOTAL PSEG		$71	$(128)

	Quantitative Information About Level 3 Fair Value Measurements
Commodity	Level 3 Position	Fair Value as of December 31, 2012		Valuation Technique(s)	Significant Unobservable Input	Range
		Assets	(Liabilities)
		Millions
Power
Electricity	Electric Swaps	$7	$(1)	Discounted cash flow	Power Basis	$0 to $10/MWh
Electricity	Electric Load Contracts	1	(2)	Discounted cash flow	Historic Load Variability	-5% to +10%
Other	Various (A)	5	(1)
Total Power		$13	$(4)
PSE&G
Gas and Capacity	Forward Contracts (B)	$67	$(107)	Discounted cash flow	Long-Term Gas Basis and Capacity Prices	(B)
Total PSE&G		$67	$(107)
TOTAL PSEG		$80	$(111)

(A)
Includes long-term gas supply positions which are immaterial as of March 31, 2013 and December 31, 2012. Also includes long-term electric capacity positions which are immaterial as of December 31, 2012.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For energy-related contracts in cases where Power and PSE&G are sellers, an increase in either the power basis or the load variability or the longer-term basis amounts would decrease the fair value. For long-term electric capacity contracts where PSE&G is a buyer, an increase in the capacity price would increase the fair value.
A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months ended March 31, 2013 and 2012 follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2013

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2013	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances (Settlements) (C)	Transfers In (Out) (D)	Balance as of March 31, 2013
	Millions
PSEG
Net Derivative Assets (Liabilities)	$(31)	$(34)	$—	$—	$10	$(2)	$(57)
Power
Net Derivative Assets (Liabilities)	$9	$(34)	$—	$—	$10	$(2)	$(17)
PSE&G
Net Derivative Assets (Liabilities)	$(40)	$—	$—	$—	$—	$—	$(40)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months Ended March 31, 2012

		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2012	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances (Settlements) (C)	Transfers In (Out) (D)	Balance as of March 31, 2012
	Millions
PSEG
Net Derivative Assets (Liabilities)	$21	$34	$35	$—	$(29)	$—	$61
Non-Recourse Debt	$(50)	$—	$—	$—	$—	$—	$(50)
Power
Net Derivative Assets (Liabilities)	$24	$34	$—	$—	$(29)	$—	$29
PSE&G
Net Derivative Assets (Liabilities)	$(3)	$—	$35	$—	$—	$—	$32

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $(34) million and $34 million in Operating Income in 2013 and 2012, respectively. Of the $(34) million in Operating Income in 2013, $(24) million is unrealized. Of the $34 million in Operating Income in 2012, $5 million is unrealized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or OCI, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)	Represents $10 million in settlements in 2013 and $(29) million in settlements in 2012.

(D)
During the three months ended March 31, 2013, $2 million of net derivatives assets were transferred from Level 3 to Level 2, due to more observable pricing for the underlying securities. The transfer was recognized as of the beginning of the first quarter (i.e. the quarter in which the transfer occurred), as per PSEG’s policy. There were no transfers among levels for the three months ended March 31, 2012.

As of March 31, 2013, PSEG carried $1.8 billion of net assets that are measured at fair value on a recurring basis, of which $57 million of net liabilities were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of March 31, 2012, PSEG carried $1.8 billion of net assets that are measured at fair value on a recurring basis, of which $11 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$35	$52	$38	$57
Power -Recourse Debt (B)	2,340	2,781	2,340	2,818
PSE&G (B)	5,042	5,750	4,795	5,606
Transition Funding (PSE&G) (B)	639	703	690	765
Transition Funding II (PSE&G) (B)	32	34	32	34
Energy Holdings:
Project Level, Non-Recourse Debt (C)	26	26	44	44
Total Long-Term Debt	$8,114	$9,346	$7,939	$9,324

(A)
Fair value represents net offsets to debt resulting from adjustments from interest rate swaps entered into to hedge certain debt at Power. Carrying amount represents such fair value reduced by the unamortized premium resulting from a debt exchange entered into between Power and Energy Holdings.

(B)
The debt fair valuation is based on the present value of each bond’s future cash flows. The discount rates used in the present value analysis are based on an estimate of new issue bond yields across the treasury curve. When a bond has embedded options, an interest rate model is used to reflect the impact of interest rate volatility into the analysis (primarily Level 2 measurements).

(C)
Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement. The $18 million of Non-Recourse Debt associated with a commercial real estate property held for sale was reclassified to Other Current Liabilities in 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Other Income and Deductions

Other Income	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2013
NDT Fund Gains, Interest, Dividend and Other Income	$47	$—	$—	$47
Allowance of Funds Used During Construction	—	6	—	6
Solar Loan Interest	—	6	—	6
Other	—	1	1	2
Total Other Income	$47	$13	$1	$61
Three Months Ended March 31, 2012
NDT Fund Gains, Interest, Dividend and Other Income	$28	$—	$—	$28
Allowance of Funds Used During Construction	—	4	—	4
Solar Loan Interest	—	4	—	4
Other	2	3	3	8
Total Other Income	$30	$11	$3	$44

Other Deductions	Power	PSE&G	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2013
NDT Fund Realized Losses and Expenses	$20	$—	$—	$20
Other	8	1	—	9
Total Other Deductions	$28	$1	$—	$29
Three Months Ended March 31, 2012
NDT Fund Realized Losses and Expenses	$8	$—	$—	$8
Other	7	1	—	8
Total Other Deductions	$15	$1	$—	$16

(A)	Other primarily consists of activity at PSEG (as parent company), Energy Holdings, Services and intercompany eliminations.

Note 13. Income Taxes
PSEG’s, Power’s and PSE&G’s effective tax rates for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
PSEG	40.7%	30.1%
Power	39.8%	39.8%
PSE&G	41.1%	29.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG's and PSE&G's effective tax rates for the three months ended March 31, 2012 were lower than their more typical 2013 effective tax rates due primarily to a settlement in 2012 with the IRS in regards to leveraged leases and the federal tax audit for tax years 1997 through 2006.
The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 included a provision making qualified property placed into service after September 8, 2010 and before January 1, 2012, eligible for 100% bonus depreciation for tax purposes. In addition, qualified property placed into service in 2012 was eligible for 50% bonus depreciation for tax purposes. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 that further extends the 50% bonus depreciation for property placed into service before January 1, 2014. These provisions have generated cash for PSEG through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period.
On June 26, 2009, September 15, 2008 and December 17, 2007, PSEG made tax deposits with the IRS in the amounts of $140 million, $80 million and $100 million, respectively, to defray potential interest costs associated with disputed tax assessments associated with certain lease investments. On January 31, 2012, PSEG signed a specific matter closing agreement with the IRS regarding this matter. Based on this agreement, these deposits were applied against tax and interest due pursuant to the closing agreement. Further, on the same date, PSEG signed a Form 870-AD settlement agreement covering all audit issues for tax years 1997 through 2003. On March 26, 2012, PSEG executed a Form 870-AD settlement agreement covering all audit issues for tax years 2004 through 2006. These two agreements concluded ten years of audits for PSEG and the leasing issue for all tax years. The financial statement impacts of these agreements, net of existing financial statement reserves, was a net decrease in tax expense in the first quarter of 2012 of $71 million for PSEG, including $30 million and $1 million for PSE&G and Power, respectively.

Note 14. Accumulated Other Comprehensive Income (Loss), Net of Tax

	Other Comprehensive Income (Loss)
PSEG	Three Months Ended March 31, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$7	$(485)	$90	$(388)
Other Comprehensive Income before Reclassifications	—	—	27	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	10	—	6
Net Current Period Other Comprehensive Income (Loss)	(4)	10	27	33
Balance as of March 31, 2013	$3	$(475)	$117	$(355)

	Other Comprehensive Income (Loss)
Power	Three Months Ended March 31, 2013
Accumulated Other Comprehensive Income (Loss)	Derivative Contracts	Pension and OPEB Plans	Available-for -Sale Securities	Total
	Millions
Balance as of December 31, 2012	$9	$(422)	$85	$(328)
Other Comprehensive Income before Reclassifications	—	—	27	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(4)	9	—	5
Net Current Period Other Comprehensive Income (Loss)	(4)	9	27	32
Balance as of March 31, 2013	$5	$(413)	$112	$(296)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
PSEG		Three Months Ended March 31, 2013
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Derivative Contracts
Gains (Losses) on Cash Flow Hedges	Operating Revenues	$6	$(2)	$4
Pension and OPEB Plans
Amortization of Prior Service Cost (Credit)	Operation and Maintenance Expense	4	(2)	2
Amortization of Actuarial Loss	Operation and Maintenance Expense	(21)	9	(12)
Available-for-Sale Securities
Realized Gains (Losses) on NDT Fund	Other Income	2	(1)	1
Other-Than-Temporary Impairments on NDT Fund	Other-Than-Temporary Impairments	(2)	1	(1)
Total		$(11)	$5	$(6)

		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
Power		Three Months Ended March 31, 2013
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Derivative Contracts
Gains (Losses) on Cash Flow Hedges	Operating Revenues	$6	$(2)	$4
Pension and OPEB Plans
Amortization of Prior Service Cost (Credit)	Operation and Maintenance Expense	2	(1)	1
Amortization of Actuarial Loss	Operation and Maintenance Expense	(16)	6	(10)
Available-for-Sale Securities
Realized Gains (Losses) on NDT Fund	Other Income	2	(1)	1
Other-Than-Temporary Impairments on NDT Fund	Other-Than-Temporary Impairments	(2)	1	(1)
Total		$(8)	$3	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Balance as of December 31, 2011	Other Comprehensive Income (Loss) Three Months Ended March 31, 2012			Balance as of March 31, 2012
		Power	PSE&G	Other
	Millions
Derivative Contracts	$31	$—	$—	$—	$31
Pension and OPEB Plans	(438)	7	—	—	(431)
Available-for-Sale Securities	70	37	(1)	1	107
Accumulated Other Comprehensive Income (Loss)	$(337)	$44	$(1)	$1	$(293)

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

	Three Months Ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions)
Net Income	$320	$320	$493	$493
EPS Denominator (Thousands)
Weighted Average Common Shares Outstanding	505,942	505,942	506,010	506,010
Effect of Stock Based Compensation Awards	—	1,278	—	1,019
Total Shares	505,942	507,220	506,010	507,029

EPS
Net Income	$0.63	$0.63	$0.97	$0.97

	Three Months Ended
	March 31,
Dividend Payments on Common Stock	2013	2012
Per Share	$0.3600	$0.3550
in Millions	$182	$179

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Financial Information by Business Segments

	Power	PSE&G	Energy Holdings	Other (A)	Consolidated
	Millions
Three Months Ended March 31, 2013
Total Operating Revenues	$1,447	$1,995	$16	$(672)	$2,786
Income (Loss) From Continuing Operations	137	179	—	4	320
Net Income (Loss)	137	179	—	4	320
Segment Earnings (Loss)	137	179	—	4	320
Gross Additions to Long-Lived Assets	143	572	6	3	724
Three Months Ended March 31, 2012
Total Operating Revenues	$1,561	$1,939	$20	$(645)	$2,875
Income (Loss) From Continuing Operations	253	197	40	3	493
Net Income (Loss)	253	197	40	3	493
Segment Earnings (Loss)	253	197	40	3	493
Gross Additions to Long-Lived Assets	237	435	11	4	687
As of March 31, 2013
Total Assets	$10,865	$19,488	$1,437	$(78)	$31,712
Investments in Equity Method Subsidiaries	$40	$—	$97	$—	$137
As of December 31, 2012
Total Assets	$11,032	$19,223	$1,454	$16	$31,725
Investments in Equity Method Subsidiaries	$40	$—	$94	$—	$134

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
Power
The financial statements for Power include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2013	2012
	Millions
Revenue from Affiliates:
Billings to PSE&G through BGSS (A)	$478	$451
Billings to PSE&G through BGS (A)	193	189
Total Revenue from Affiliates	$671	$640
Expense Billings from Affiliates:
Administrative Billings from Services (B)	$(45)	$(34)
Total Expense Billings from Affiliates	$(45)	$(34)

	As of	As of
Related-Party Transactions	March 31, 2013	December 31, 2012
	Millions
Receivables from PSE&G through BGS and BGSS Contracts (A)	$223	$238
Receivables from (Payable to) PSE&G Related to Gas Supply Hedges for BGSS (A)	(23)	27
Receivable from (Payable to) Services (B)	(26)	(31)
Tax Receivable from (Payable to) PSEG (C)	(6)	111
Receivable from (Payable to) PSEG	2	(5)
Accounts Receivable (Payable)—Affiliated Companies, net	$170	$340
Short-Term Loan to Affiliate (Demand Note to PSEG) (D)	$748	$574
Working Capital Advances to Services (E)	$17	$17
Long-Term Accrued Taxes Receivable (Payable) (C)	$(38)	$(50)

PSE&G
The financial statements for PSE&G include transactions with related parties presented as follows:

	Three Months Ended
	March 31,
Related-Party Transactions	2013	2012
	Millions
Expense Billings from Affiliates:
Billings from Power through BGSS (A)	$(478)	$(451)
Billings from Power through BGS (A)	(193)	(189)
Administrative Billings from Services (B)	(61)	(50)
Total Expense Billings from Affiliates	$(732)	$(690)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	March 31, 2013	December 31, 2012
	Millions
Payable to Power through BGS and BGSS Contracts (A)	$(223)	$(238)
Receivable from (Payable to) Power Related to Gas Supply Hedges for BGSS (A)	23	(27)
Payable to Power for SREC Liability (F)	(7)	(7)
Receivable from (Payable to) Services (B)	(52)	(65)
Tax Receivable from (Payable to) PSEG (C)	160	256
Receivable from (Payable to) PSEG	7	6
Receivable from Energy Holdings	3	2
Accounts Receivable (Payable)—Affiliated Companies, net	$(89)	$(73)
Working Capital Advances to Services (E)	$33	$33
Long-Term Accrued Taxes Receivable (Payable) (C)	$(39)	$(32)

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

(F)
Pursuant to a BPU Order, certain BGS suppliers will be reimbursed for the cost they incurred above $300 per Solar Renewable Energy Certificate (SREC) or per Solar Alternative Compliance Payment (SACP) during the period June 1, 2008 through May 31, 2010 and such excess cost will be passed on to ratepayers. In a December 2012 order, the BPU approved a Stipulation of Settlement (Stipulation) that describes the mechanism by which BGS suppliers are to recover reasonable and prudently-incurred costs for these SRECs. In accordance with the Stipulation, New Jersey's EDCs, including PSE&G, made a Verification Filing defining the proposed BGS Supplier payments. PSE&G has estimated and accrued a total liability for the excess SREC cost expected to be recovered from ratepayers of $17 million as of March 31, 2013 and December 31, 2012, including approximately $7 million for Power’s share which is included in PSE&G’s Accounts Payable—Affiliated Companies as of March 31, 2013 and December 31, 2012. Under current accounting guidance, Power was unable to record the related intercompany receivable on its Condensed Consolidated Balance Sheet. As a result, PSE&G’s liability to Power is not eliminated in consolidation and is included in Other Current Liabilities on PSEG’s Condensed Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012.

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

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
Three Months Ended March 31, 2013
Operating Revenues	$—	$1,803	$33	$(389)	$1,447
Operating Expenses	2	1,562	30	(388)	1,206
Operating Income (Loss)	(2)	241	3	(1)	241
Equity Earnings (Losses) of Subsidiaries	149	—	—	(149)	—
Other Income	9	48	—	(10)	47
Other Deductions	(8)	(20)	—	—	(28)
Other-Than-Temporary Impairments	—	(2)	—	—	(2)
Interest Expense	(27)	(10)	(4)	11	(30)
Income Tax Benefit (Expense)	16	(108)	1	—	(91)
Net Income (Loss)	$137	$149	$—	$(149)	$137
Comprehensive Income (Loss)	$169	$172	$—	$(172)	$169
Three Months Ended March 31, 2013
Net Cash Provided By (Used In) Operating Activities	$189	$574	$(2)	$(189)	$572
Net Cash Provided By (Used In) Investing Activities	$61	$(353)	$—	$(29)	$(321)
Net Cash Provided By (Used In) Financing Activities	$(250)	$(221)	$2	$217	$(252)
Three Months Ended March 31, 2012
Operating Revenues	$—	$1,873	$26	$(338)	$1,561
Operating Expenses	(2)	1,433	27	(338)	1,120
Operating Income (Loss)	2	440	(1)	—	441
Equity Earnings (Losses) of Subsidiaries	260	(3)	—	(257)	—
Other Income	13	31	—	(14)	30
Other Deductions	(7)	(8)	—	—	(15)
Other-Than-Temporary Impairments	—	(5)	—	—	(5)
Interest Expense	(29)	(10)	(4)	13	(30)
Income Tax Benefit (Expense)	14	(185)	2	1	(168)
Net Income (Loss)	$253	$260	$(3)	$(257)	$253
Comprehensive Income (Loss)	$297	$297	$(3)	$(294)	$297
Three Months Ended March 31, 2012
Net Cash Provided By (Used In) Operating Activities	$124	$723	$2	$(118)	$731
Net Cash Provided By (Used In) Investing Activities	$242	$(656)	$(13)	$62	$(365)
Net Cash Provided By (Used In) Financing Activities	$(366)	$(73)	$10	$56	$(373)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Consolidated
	Millions
As of March 31, 2013
Current Assets	$3,926	$8,180	$942	$(10,996)	$2,052
Property, Plant and Equipment, net	80	5,972	941	—	6,993
Investment in Subsidiaries	4,240	733	—	(4,973)	—
Noncurrent Assets	189	1,722	59	(150)	1,820
Total Assets	$8,435	$16,607	$1,942	$(16,119)	$10,865
Current Liabilities	$529	$10,334	$1,001	$(10,992)	$872
Noncurrent Liabilities	508	2,032	208	(153)	2,595
Long-Term Debt	2,040	—	—	—	2,040
Member’s Equity	5,358	4,241	733	(4,974)	5,358
Total Liabilities and Member’s Equity	$8,435	$16,607	$1,942	$(16,119)	$10,865
As of December 31, 2012
Current Assets	$3,922	$8,084	$940	$(10,712)	$2,234
Property, Plant and Equipment, net	80	5,988	950	—	7,018
Investment in Subsidiaries	4,317	733	—	(5,050)	—
Noncurrent Assets	201	1,660	60	(141)	1,780
Total Assets	$8,520	$16,465	$1,950	$(15,903)	$11,032
Current Liabilities	$482	$10,187	$1,010	$(10,712)	$967
Noncurrent Liabilities	559	1,960	207	(140)	2,586
Long-Term Debt	2,040	—	—	—	2,040
Member’s Equity	5,439	4,318	733	(5,051)	5,439
Total Liabilities and Member’s Equity	$8,520	$16,465	$1,950	$(15,903)	$11,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
This combined MD&A is separately filed by PSEG, Power and PSE&G. Information contained herein relating to any individual company is filed by such company on its own behalf. Power and PSE&G each make representations only as to itself and make no representations whatsoever as to any other company.
PSEG’s business consists of three reportable segments, which are:

•
Power, our wholesale energy supply company that integrates its generating asset operations with its wholesale energy, fuel supply, energy trading and marketing and risk management activities primarily in the Northeast and Mid-Atlantic United States,

•
PSE&G, our public utility company which provides electric transmission services and distribution of electric energy and natural gas in New Jersey; implements demand response and energy efficiency programs and invests in solar generation, and

•	Energy Holdings, which principally owns energy-related leveraged leases and solar generation projects.
Our business discussion in Part I, Item 1. Business of our 2012 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I Item 1A of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Overview of 2012 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2013 and any changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes, and the 2012 Form 10-K.

OVERVIEW OF 2013 AND FUTURE OUTLOOK
Our business plan is designed to maintain earnings stability while achieving growth in recognition of market, regulatory and economic trends. We continue to focus on operational excellence to provide the foundation for our financial strength, which enables us to invest in a disciplined way.
Our financial results for the first three months of 2013 were lower when compared to the first quarter of 2012. In the power markets in which our generation fleet operates, natural gas prices have a major impact on the price that generators receive for their output. While wholesale natural gas prices during the period remained low relative to historic prices following multiple years of steep declines, our generation fleet was able to capitalize on price volatility in the quarter resulting from operating conditions on the interstate pipelines in New York and New England. Financial results for our generation operations were also favorably impacted by increased output and higher market prices driven by colder winter weather in the period as compared to the same period in 2012, partially offset by lower prices on basic generation service (BGS) and other contracted positions. Despite the modest improvements in pricing in the first quarter, the financial results for our generation operations include significant mark-to-market losses due to the impact of the rising prices on our forward sale positions.
Our utility business benefited from favorable weather and transmission formula rates, but financial results were impacted by the absence of last year's tax settlement. In the first quarter of 2013 we continued to invest capital in transmission and distribution infrastructure projects, aimed at maintaining the reliability and resiliency of our service to our customers. We receive contemporaneous and reasonable risk-adjusted returns on these projects. Over the past few years, these types of investments at our regulated utility have altered the business mix of our operations.
At year-end 2012, we were severely impacted by Superstorm Sandy, which resulted in the highest level of customer outages in our history. We sustained significant damage to some of our generation, transmission and distribution facilities. On February 20, 2013, we filed a petition with the New Jersey Board of Public Utilities (BPU) describing our Energy Strong program, consisting of $3.9 billion of proposed improvements we recommend making to our gas and electric distribution systems over a ten year period to harden and improve resiliency. In addition, we anticipate investing an additional $1.5 billion in our transmission system for the same reason. As proposed, we believe that the rate impacts of the Energy Strong program will be significantly muted as a result of scheduled reductions to customer bills that will be taking place over the next few years and assuming continued low gas prices.
In developing and implementing our strategy, we monitor significant regulatory and legislative developments which may affect our operations and financial results. Competitive wholesale power market design is of particular importance to our results and we continue to advocate for policies and rules in response to subsidized generation and procurement activities in

New Jersey in connection with the Long-Term Capacity Agreement Pilot Program (LCAPP) and in Maryland through the Maryland Public Service Commission Request for Proposal (RFP), as well as at the Federal Energy Regulatory Commission (FERC) with regard to modifications to the Minimum Offer Price Rule (MOPR), changes which we believe are necessary to avoid artificial price suppression and other distortions in the capacity markets. Our involvement in litigation with respect to LCAPP, MOPR and the Maryland RFP continues.
We continued to monitor and advocate for the development and implementation of fair and reasonable rules by the U.S. Environmental Protection Agency (EPA). In particular, the EPA's 316(b) rule on cooling water intake could adversely impact future nuclear and fossil operations and costs. Clean Air Act regulations governing hazardous air pollutants under the EPA's Maximum Achievable Control Technology (MACT) rules are also of significance; however, we believe our generation business remains well-positioned for such regulations if and when they are implemented.
FERC rules under Order 1000 altered the right of first refusal previously held by incumbent utilities to build all transmission within their respective service territories. We are opposing these rules in litigation and have worked with PJM to develop implementing rules that mitigate the adverse impact of Order 1000. Specific implementation of Order 1000 may expose us to competition within our service territory but could also provide opportunities for us to construct transmission outside of our service territory.
Operational Excellence
We emphasize operational performance while developing opportunities in our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of market opportunities presented in the first quarter as we remain diligent in managing costs. In the first quarter of 2013, our

•	outstanding performance allowed us to increase generation to meet loads, and

•	construction of transmission and solar projects proceeded on schedule and within budget.
Financial Strength
Our financial position remained strong during the first quarter of 2013 as we:

•	had cash on hand of $420 million as of the end of the first quarter of 2013,

•
extended the expiration date of approximately half of our credit facilities, and maintained substantial liquidity and solid investment grade credit ratings, as evidenced by the recent credit rating upgrades by Standard & Poor's (S&P) of PSEG, Power and PSE&G as disclosed below in Liquidity and Capital Resources—Credit Ratings,

•	completed pension and OPEB funding for 2013,

•	refinanced PSE&G maturing debt at historically low rates and early in the second quarter repaid Power's maturing debt with cash on hand, and

•	increased our indicated annual dividend to $1.44.
We expect to be able to fund our proposed Energy Strong program with internally generated cash and external debt financing.
Disciplined Investment
We seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In addition to the proposed Energy Strong program discussed above, in the first quarter of 2013 we

•	made additional investments in transmission infrastructure projects,

•	continued to execute our existing BPU-approved utility programs,

•
in April 2013, reached a settlement with the BPU Staff and several parties with respect to our Solar 4 All and Solar Loan III programs as disclosed below in Part II. Item 5. Other Information—State Regulation, and

•	initiated construction of a 19MW solar project in Arizona.
There is no guarantee that our projects currently underway or any future initiatives will be achieved since many issues need to be favorably resolved, such as regulatory approvals. Delays in the construction schedules of our projects could impact their costs as well as the timing of expected revenues.

Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in a difficult economy and cost-constrained environment and to respond to the issues and challenges described below and take advantage of these and other regulatory and legislative initiatives. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully re-contract our open supply positions,

•
execute our capital investment program, including investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•	advocate for measures to ensure the implementation by PJM and FERC of market design rules that continue to protect competition and achieve appropriate RPM and BGS pricing, and

•	reach out to and engage multiple stakeholders, including regulators, government officials, customers and investors.

For 2013 and beyond, the key issues and challenges we expect our business to confront include

•	regulatory and political uncertainty, particularly with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation,

•	uncertainty in the national and regional economic recovery and continuing customer conservation efforts, which impact customer demand,

•	the continuing potential for sustained lower natural gas and electricity prices, both at market hubs and at locations where we operate,

•
the aftermath of Hurricane Irene and Superstorm Sandy, including addressing the BPU's review of performance and communications, as well as cost recovery and opportunities for investment in system strengthening, including our proposed Energy Strong program,

•	financially-stressed power plant leveraged lease investments,

•	delays and other obstacles that might arise in connection with the construction of our transmission and distribution projects, including in connection with permitting and regulatory approvals, and

•	the successful transition to our management of the Long Island Power Authority's (LIPA) transmission and distribution system.

RESULTS OF OPERATIONS
The results for PSEG, PSE&G, Power and Energy Holdings for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended
	March 31,
Earnings (Losses)	2013	2012
	Millions
Power	$137	$253
PSE&G	179	197
Energy Holdings	—	40
Other (A)	4	3
PSEG Net Income	$320	$493

	Three Months Ended
	March 31,
Earnings Per Share (Diluted)	2013	2012
PSEG Net Income	$0.63	$0.97

(A)	Other primarily includes parent company interest and financing activity and certain administrative and general expenses.
Our results include the realized gains, losses and earnings on Power’s Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity. This includes the net realized gains, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions. This also includes impairments on certain NDT securities which are included in Other-Than-Temporary Impairments and the interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO), which is recorded in Operation and Maintenance Expense and the depreciation related to the ARO asset.
Our results also include the after-tax impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with forward delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the chart below:

	Three Months Ended
	March 31,
	2013	2012
	Millions, after tax
NDT Fund Income (Expense)	$9	$5
Non-Trading MTM Gains (Losses)	$(105)	$52

In addition to the changes in NDT and MTM, our $173 million decrease in Net Income for the three months ended March 31, 2013 was driven primarily by

•	higher Operation and Maintenance Costs, including repairs related to damage caused by Superstorm Sandy, and

•	higher Income Tax Expense due to the absence of tax benefits related to the settlement of the 1997-2006 Internal Revenue Service (IRS) audits in 2012.

The decrease was partially offset by

•	higher capacity revenues and operating reserve revenues in PJM, and

•	higher transmission revenues due to increased investments in transmission projects.

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

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions		Millions	%
Operating Revenues	$2,786	$2,875	$(89)	(3)
Energy Costs	1,155	1,179	(24)	(2)
Operation and Maintenance	710	628	82	13
Depreciation and Amortization	290	256	34	13
Taxes Other than Income Taxes	21	29	(8)	(28)
Income from Equity Method Investments	2	—	2	N/A
Other Income and (Deductions)	32	28	4	14
Other-Than-Temporary Impairments	2	5	(3)	(60)
Interest Expense	102	101	1	1
Income Tax Expense	220	212	8	4

Power

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions
Net Income	$137	$253	$(116)

For the three months ended March 31, 2013, the primary reasons for the $116 million decrease in Net Income were:

•	MTM losses in 2013 resulting from an increase in prices on forward positions in the PJM region, and

•	higher Operation and Maintenance Costs, including costs related to damage caused by Superstorm Sandy at our fossil plants.
These decreases in Net Income were partially offset by higher capacity revenues and PJM operating reserve revenues.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions		Millions	%
Operating Revenues	$1,447	$1,561	$(114)	(7)
Energy Costs	860	822	38	5
Operation and Maintenance	282	241	41	17
Depreciation and Amortization	64	57	7	12
Other Income (Deductions)	19	15	4	27
Other-Than-Temporary Impairments	2	5	(3)	(60)
Interest Expense	30	30	—	—
Income Tax Expense	91	168	(77)	(46)

Three Months Ended March 31, 2013 As Compared to 2012
Operating Revenues decreased $114 million due to
Generation Revenues decreased $185 million due primarily to

•
lower net revenues of $244 million due primarily to MTM losses in 2013 resulting from an increase in prices on forward positions in the PJM region, partially offset by higher generation sold in the PJM and New England regions at lower average realized prices in PJM,

•	a decrease of $32 million due primarily to lower average pricing and lower volumes of electricity sold under our BGS contracts, and

•	a net decrease of $43 million due to lower volumes on wholesale load contracts in the PJM and New England regions,

•	partially offset by a net increase of $134 million due to higher capacity revenues resulting from higher auction prices and an increase in operating reserve revenue in PJM in 2013.
Gas Supply Revenues increased $71 million due primarily to

•
a net increase of $50 million in sales under the BGSS contract, substantially comprised of higher sales volumes due to colder average temperatures during 2013, partially offset by lower average gas prices, and

•	an increase of $21 million due to higher average prices from sales to third party customers.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $38 million due to

•
Gas costs increased $31 million, principally related to obligations under the BGSS contract, reflecting higher sales volumes in 2013 due to colder average temperatures in 2013, partially offset by lower average gas inventory costs.

•
Generation costs increased $6 million due primarily to an increase of $56 million, reflecting the utilization of higher volumes of coal, natural gas and oil and higher realized natural gas prices, partly offset by the favorable MTM impact from higher natural gas prices on forward positions in 2013. This increase was largely offset by $38 million of lower congestion costs in the PJM region and $12 million in lower energy purchases, primarily in the PJM region, as a result of lower load contract volumes in 2013.

Operation and Maintenance increased $41 million due primarily to $28 million in costs incurred from Superstorm Sandy in 2013 at our fossil plants, and higher outage and maintenance costs in 2013, mainly at our Bergen gas-fired plants and Mercer coal-fired plant in New Jersey, and our coal-fired Conemaugh plant in Pennsylvania.

Depreciation and Amortization increased $7 million due primarily to a higher depreciable asset base, including placing into service the new gas-fired peaking units at Kearny, New Jersey and New Haven, Connecticut on June 1, 2012 and completion of the steam path retrofit upgrade at our co-owned Peach Bottom Unit 2 in October 2012.
Other-Than-Temporary Impairments decreased $3 million due primarily to a decrease in impairments on the NDT Fund in 2013.
Interest Expense was flat due primarily to a decrease from lower outstanding debt in 2013 resulting from certain debt redeemed prior to maturity in 2012, offset by an increase due to the absence in 2013 of capitalized interest on the Kearny and New Haven gas-fired peaking projects that were put into service on June 1, 2012.
Income Tax Expense decreased $77 million in 2013 due primarily to lower pre-tax income.
PSE&G

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions
Net Income	$179	$197	$(18)

For the three months ended March 31, 2013, the primary reasons for the $18 million decrease in Net Income were

•	higher Income Tax Expense due to the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012, and

•	higher Operation and Maintenance costs,

•	partially offset by higher transmission revenues due to increased investments in transmission projects.

The quarter-over-quarter details for these variances are discussed below:

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions		Millions	%
Operating Revenues	$1,995	$1,939	$56	3
Energy Costs	967	1,002	(35)	(3)
Operation and Maintenance	427	376	51	14
Depreciation and Amortization	215	190	25	13
Taxes Other Than Income Taxes	21	29	(8)	(28)
Other Income (Deductions)	12	10	2	20
Interest Expense	73	73	—	—
Income Tax Expense (Benefit)	125	82	43	52

Three Months Ended March 31, 2013 As Compared to 2012
Operating Revenues increased $56 million due primarily to
Delivery Revenues increased $52 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $40 million higher due to net rate increases resulting primarily from increased capital investments.

•	Gas distribution revenues increased $18 million due primarily to $52 million from higher sales volumes, partially offset by lower Weather Normalization Clause (WNC) revenue of $33 million.

•
Electric distribution revenues decreased $6 million due primarily to lower Transitional Energy Facilities Assessment (TEFA) revenue of $5 million due to a lower TEFA rate and lower Capital Infrastructure Program (CIP) revenue of $5 million, partially offset by higher sales volumes of $4 million.

Clause Revenues increased $35 million due primarily to higher Societal Benefit Charges (SBC) of $20 million and higher Securitization Transition Charge (STC) revenues of $14 million. The changes in SBC and STC amounts were entirely offset by the amortization of related costs (Regulatory Assets) in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on SBC or STC collections.
Other Operating Revenues increased $4 million due primarily to increased revenues from our appliance repair business.
Commodity Revenue decreased $35 million due to lower Electric revenues, partially offset by higher Gas revenues. This is entirely offset as savings in Energy Costs. PSE&G earns no margin on the provision of BGS and BGSS to retail customers.

•
Electric revenues decreased $118 million due primarily to $95 million in lower BGS revenues and $23 million in lower revenues from a lower volume of sales of Non-Utility Generation (NUG) energy and lower Non-Utility Generation Charges (NGC) due to lower tariff rates. BGS sales decreased 7% due primarily to customer migration to third party suppliers (TPS); in contrast, delivery sales increased by 2%.

•	Gas revenues increased $83 million due to higher BGSS volumes of $79 million and higher BGSS prices of $4 million. The average price of natural gas was 1% higher in 2013 than in 2012.
Energy Costs decreased $35 million. This is entirely offset by Commodity Revenue.

•
Electric costs decreased $118 million or 21% due to $50 million in lower BGS and NUG volumes, $22 million of lower BGS and NUG prices, and $46 million for decreased deferred cost recovery. BGS and NUG volumes decreased 9% due primarily to customer migration to TPS.

•	Gas costs increased $83 million or 19% due to $79 million or 18% in higher sales volumes due primarily to weather and $4 million or 1% in higher prices.
Operation and Maintenance increased $51 million, of which the most significant components were

•	a $30 million increase in costs recognized related primarily to SBC and CIP,

•	a $7 million increase in costs relating to repairs from Superstorm Sandy and snow removal, and

•	a $4 million increase in appliance service costs.
Depreciation and Amortization increased $25 million due primarily to

•	a $17 million increase in amortization of Regulatory Assets, and

•	a $7 million increase in additional plant in service.
Taxes Other Than Income Taxes decreased $8 million due to a lower TEFA rate for gas and lower sales volumes for electric.
Other Income and (Deductions) net increase of $2 million was due primarily to an increase in Solar Loan interest income.
Interest Expense was flat due primarily to partial redemption of securitization debt and higher interest capitalized related to higher construction work in progress, offset by new debt issued in 2013. See Note 9. Changes in Capitalization for details.
Income Tax Expense increased $43 million due primarily to the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in 2012 and higher pre-tax income.

Energy Holdings

	Three Months Ended		Increase/ (Decrease)
	March 31,
	2013	2012	2013 vs. 2012
	Millions
Net Income	$—	$40	$(40)

For the three months ended March 31, 2013, the primary reason for the $40 million decrease in Net Income was the absence of tax benefits related to the settlement of the 1997-2006 IRS audits in the prior year.

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
For the three months ended March 31, 2013, our operating cash flow decreased $211 million as compared to the same period in 2012. The net change was due primarily to net changes from Power and PSE&G, as discussed below.
Power
Power’s operating cash flow decreased $159 million from $731 million to $572 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily resulting from lower earnings and an increase of $83 million in margin deposits, partially offset by a net increase of $71 million due primarily to higher fuel inventories used to satisfy our gas supply obligations.
PSE&G
PSE&G’s operating cash flow decreased $37 million from $366 million to $329 million for the three months ended March 31, 2013, as compared to the same period in 2012, due primarily to a decrease of $186 million related to higher customer billings due to colder weather in 2013, partially offset by an increase of $106 million due to a net change in Regulatory Assets and Liabilities primarily related to the overrecovery of gas costs and collection of Gas Weather Normalization Charges.
Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Both commercial paper programs are fully back-stopped by their own separate credit facilities.
The commitments under our credit facilities are provided by a diverse bank group. In March 2013, Power, PSEG and PSE&G amended their respective 5-year credit agreements scheduled to end in 2016, extending the expiration dates from April 2016 to March 2018. Of the total commitments of $2.1 billion under these agreements, $2.0 billion has been extended until 2018. The commitments for the $100 million balance will terminate in 2016. As of March 31, 2013, our total credit capacity was $4.3 billion.
As of March 31, 2013, no single institution represented more than 8% of the total commitments in our credit facilities.
As of March 31, 2013, our total credit capacity was in excess of our anticipated maximum liquidity requirements.
Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of March 31, 2013 were as follows:

	As of March 31, 2013
Company/Facility	Total Facility	Usage		Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$4	(D)	$496	Mar 2017	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	—		500	Mar 2018	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$4		$996
Power
5-year Credit Facility	$1,600	$60	(D)	$1,540	Mar 2017	Funding/Letters of Credit
5-year Credit Facility (B)	1,000	—		1,000	Mar 2018	Funding/Letters of Credit
Bilateral Credit Facility	100	100	(D)	—	Sept 2015	Letters of Credit
Total Power	$2,700	$160		$2,540
PSE&G
5-year Credit Facility (C)	$600	$178	(E)	$422	Mar 2018	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$178		$422
Total	$4,300	$342		$3,958

(A)	In April 2016, this facility will be reduced by $23 million.

(B)	In April 2016, this facility will be reduced by $48 million.

(C)	In April 2016, this facility will be reduced by $29 million.

(D)	Includes amounts related to letters of credit outstanding.

(E)	Includes amounts related to CP and letters of credit.
Long-Term Debt Financing
Power had $300 million of 2.50% Senior Notes that matured in April 2013. PSE&G has $300 million of 5.38% Medium Term Notes maturing in September 2013 and $275 million of 6.33% Medium Term Notes maturing in November 2013. For a discussion of our long-term debt transactions during 2013, see Note 9. Changes in Capitalization.
Common Stock Dividends
For information related to cash dividends on our common stock, see Note 15. Earnings Per Share and Dividends.
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
In January 2013, Fitch published updated credit opinions on PSEG, Power and PSE&G. PSEG's, Power's and PSE&G's ratings and outlooks remained unchanged. In April 2013, S&P upgraded the corporate credit ratings on PSEG, Power and PSE&G to BBB+ from BBB and PSE&G's Mortgage Bond rating to A from A-. PSEG's, Power's and PSE&G's outlooks were changed to stable from positive.

	Moody’s (A)	S&P (B)	Fitch (C)
PSEG
Outlook	Stable	Stable	Stable
Commercial Paper	P2	A2	F2
Power
Outlook	Stable	Stable	Stable
Senior Notes	Baa1	BBB+	BBB+
PSE&G
Outlook	Stable	Stable	Stable
Mortgage Bonds	A1	A	A+
Commercial Paper	P2	A2	F2

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)	S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities.

(C)	Fitch ratings range from AAA (highest) to D (lowest) for long-term securities and F1 (highest) to D (lowest) for short-term securities.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There have been no material changes to our projected construction and investment amounts through 2015 as disclosed in our Form 10-K for the year ended December 31, 2012. See Note 8. Commitments and Contingent Liabilities for additional information.

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

Three Months Ended March 31, 2013	MTM VaR
Millions
95% Confidence Level,
Loss could exceed VaR one day in 20 days
Period End	$10
Average for the Period	$19
High	$29
Low	$10
99.5% Confidence Level,
Loss could exceed VaR one day in 200 days
Period End	$15
Average for the Period	$29
High	$46
Low	$15

See Note 10. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of each respective company, as appropriate, by others within the entities to allow timely decisions regarding required disclosure. We have established a disclosure committee which includes several key management employees and which reports directly to the CFO and CEO of each of Public Service Enterprise Group Incorporated, PSEG Power LLC, and Public Service Electric and Gas Company. The committee monitors and evaluates the effectiveness of these disclosure controls and procedures. The CFO and CEO of each of Public Service Enterprise Group Incorporated, PSEG Power LLC, and Public Service Electric and Gas Company have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures at each respective company were effective at a reasonable assurance level as of the end of the period covered by the report.
Internal Controls
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters in the ordinary course of business. For information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2012 Form 10-K, see Note 8. Commitments and Contingent Liabilities and Item 5. Other Information.

ITEM 1A.	RISK FACTORS
There no additional Risk Factors to be added to those disclosed in Part I Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the first quarter of 2013:

Three Months Ended March 31, 2013	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31	—	$—
February 1 - February 28	93,189	$32.12
March 1 - March 31	117,330	$33.15

ITEM 5.	OTHER INFORMATION
Certain information reported in the 2012 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2012 Annual Report on Form 10-K. References are to the related pages on the Form 10-K as printed and distributed.
FEDERAL REGULATION
FERC
PJM, the New York Independent System Operator (NYISO), and the Independent System Operator-New England (ISO-NE) each have capacity markets that have been approved by the FERC.
Capacity Market Issues—Long-Term Capacity Agreement Pilot Program Act (LCAPP)
December 31, 2012 Form 10-K page 16. In 2011, the State of New Jersey concluded that new natural gas-fired generation was needed and enacted the LCAPP Act to subsidize approximately 2,000 MW of new generation. The LCAPP Act provided that subsidies would be offered through long-term standard offer capacity agreements (SOCAs) between selected generators and the New Jersey Electric Distribution Companies (EDCs). The SOCA required each New Jersey EDC to provide the generators with guaranteed capacity payments funded by ratepayers. Each of the New Jersey EDCs, including PSE&G, entered into the SOCAs as directed by the State, but did so under protest reserving their rights. In May 2012, two of the three generators, CPV Shore, LLC (CPV), a subsidiary of Competitive Power Ventures, Inc. and Hess Newark, LLC (Hess), a subsidiary of Hess Corporation, that received SOCA contracts cleared the RPM auction for the 2015/2016 delivery year in the aggregate notional amount of approximately 1,300 MW of installed capacity.
Legal challenges to the BPU's implementation of the LCAPP Act were filed in New Jersey appellate court and the appeal remains pending. In addition, the LCAPP Act has been challenged on constitutional grounds in federal court and that proceeding is ongoing.
Maryland has also taken action to subsidize above-market new generation. On April 16, 2013, the Maryland Public Service Commission (PSC) issued an order directing the Maryland utility companies to execute a contract with CPV to build a new 661 MW natural gas-fired, combined cycle station in Maryland with an in-service date of June 2015. We have joined other generators in challenging Maryland's actions on constitutional grounds in federal court.

Transmission Regulations—Transmission Policy Developments
December 31, 2012 Form 10-K page 17. In 2010, the FERC initiated a proceeding to evaluate whether reforms to current transmission planning and cost allocation rules were necessary to stimulate additional transmission development. The FERC ultimately concluded in Order No. 1000 that the construction of transmission should be opened up to competition by eliminating the “right of first refusal” (ROFR), subject to certain exceptions, under which incumbent transmission companies such as PSE&G have a ROFR to build transmission located within their respective service territories. We have challenged the FERC's elimination of the ROFR in federal court. The FERC has recently issued an order regarding PJM's implementation of these new transmission planning and cost allocation rules, under which the construction of certain types of transmission projects have been opened to competition in PJM.
Transmission Regulations—Transmission Expansion
December 31, 2012 Form 10-K page 17. In October 2012, the National Park Service (NPS) issued a final Environmental Impact Statement (EIS) for the new 500 kiloVolt (kV) Susquehanna-Roseland transmission line, selecting our and PPL Corporation's choice of route in certain federal park lands subject to the NPS' jurisdiction that follows the existing right of way. Several environmental groups had filed a complaint in federal court challenging the NPS' issuance of the final EIS, seeking to set aside the EIS and asking the court for an injunction that would generally prohibit construction of the project within the federal park lands at issue. On February 25, 2013, the federal court denied the environmental groups' request for an injunction (without prohibiting seeking an injunction at a later date) and set a schedule for all filings to be before the court by June 28, 2013. Construction has been underway in those areas where necessary permits have been obtained. Delays in the construction schedule could impact the cost of construction and the timing of expected transmission revenues.
Transmission Regulations—Transmission Rate Proceedings
December 31, 2012 Form 10-K page 18. In February 2013, several state utility commissions and consumer advocates, including the BPU and the New Jersey Division of Rate Counsel, filed a complaint at FERC challenging the base return on equity and formula transmission rate implementation protocols of transmission owners in Maryland, Pennsylvania, Delaware and New Jersey.
While we are not the subject of this complaint nor those reported in our 2012 Form 10-K, the results of these proceedings could set a precedent for the FERC-regulated transmission owners with formula rates in place, such as ours.
Commodity Futures Trading Commission (CFTC)
December 31, 2012 Form 10-K page 18. To implement the Dodd-Frank Act, the CFTC has issued rules defining the term “swap dealer” and “commercial end user.” We are subject to record keeping and data reporting requirements applicable to commercial end users, but the CFTC has extended the compliance deadline to be phased in from August 19, 2013 to October 31, 2013. The CFTC also issued rules establishing position limits for trading in certain commodities, such as natural gas, but a federal court vacated these rules. The CFTC has appealed this decision to vacate the position limits rules, which appeal is pending.
Nuclear Regulatory Commission (NRC)
December 31, 2012 Form 10-K page 19. On March 19, 2013, the NRC initiated a rulemaking process for improvements to venting systems at 31 U.S. boiling water reactors (BWRs) with “Mark I” and “Mark II” containments (similar to those at Fukushima), which include our Hope Creek Unit and Peach Bottom Units 2 and 3. The NRC expects to finalize an order by June 2013 requiring Mark I and Mark II licensees to upgrade or replace their reliable hardened vent with a containment venting system designed and installed to remain functional during severe accident conditions. The NRC is also planning to perform a technical evaluation to support rulemaking on filtering within the next year.
STATE REGULATION
Energy Strong Program
December 31, 2012 Form 10-K page 20. In February 2013, we filed a petition with the BPU describing the investments we recommend making to our BPU jurisdictional electric and gas system to harden and improve resiliency for the future. We have submitted information to the BPU with regard to the expected impact of Energy Strong build on customers. The New Jersey Division of Rate Counsel has stated its opposition to certain aspects of our proposal, including implementation without a base rate case. We cannot predict the outcome of this matter which remains pending before the BPU.

Energy Policy
Solar
PSE&G has reached an agreement with the Staff of the BPU and certain other parties on its proposal to increase spending on renewable energy under its Solar Loan and Solar 4 All investment programs. Under the agreement, which will now be subject to comment by all parties, PSE&G will invest up to $199 million on new solar (98 MW) as part of the Solar Loan III program. The agreement also provides for PSE&G to invest approximately $247 million to develop new solar capacity (42 MW) on landfills and brownfields and 3 MW in smaller pilot programs as part of the Solar 4 All extension. The capital investment would occur over a three year period of time. A decision by the BPU is anticipated no later than May 31, 2013.
BPU Storm Generic Proceedings
In March 2013, the BPU initiated two generic proceedings with the New Jersey utilities, including PSE&G. The first was an Order to evaluate the prudency of storm costs incurred in 2011 and 2012 and the second to evaluate major storm event mitigation proposals. We anticipate that our Energy Strong proposal will be evaluated in the context of this latter generic proceeding.

ENVIRONMENTAL MATTERS
Air Pollution Control
Demand Response (DR) Reciprocating Internal Combustion Engines (RICE) Litigation
On March 29 and April 1, 2013, we filed petitions at the EPA and in federal court, respectively, challenging the National Emission Standards for Hazardous Air Pollutants (NESHAP) for RICE issued on January 30, 2013. The final EPA rule allows owners and operators of stationary emergency RICE to operate their engines as part of an emergency DR program without the installation and operation of emission controls or compliance with emission limits otherwise applicable to non-emergency counterparts. This waiver of NESHAP standards results in disparate treatment of different generation technology types. In our appeal, we are seeking more stringent emission control standards for RICE to support more competitive markets, particularly the PJM capacity market.
Bridgeport Opacity Litigation
Pursuant to the Clean Air Act (CAA), in January 2013 several environmental groups commenced litigation against us with regard to levels of opacity above the required standard at the Bridgeport Harbor Station. We believe the allegations contain many factual inaccuracies. While we cannot predict the outcome of this litigation, we do not expect any material impact on us.
Hazardous Air Pollutants Regulation
December 31, 2012 Form 10-K page 24. In February 2012, the EPA published the NESHAP Mercury Air Toxics Standards (MATS) for both newly-built and existing electric generating sources. In addition, the EPA published revisions to the New Source Performance Standards (NSPS) for newly-built electric generating units. The MATS are scheduled to go into effect on April 16, 2015 for existing sources and establish allowable emission levels for mercury as well as other hazardous air pollutants pursuant to the CAA. The NSPS establishes limits for non-hazardous air pollutants such as sulfur dioxide (SO2), nitrogen oxides (NOx) and particulate matter (PM). In February 2012, members of the electric generating industry filed a petition challenging the MATS for existing electric generating units, the MATS for newly-built electric generating units and the NSPS. The EPA revised the MATS for newly-built electric generating units and the NSPS on March 28, 2013. The litigation regarding the MATS and NSPS remains pending.
Cross-State Air Pollution Rule (CSAPR)
December 31, 2012 Form 10-K page 24. On July 6, 2011, the EPA issued the final CSAPR. CSAPR limits power plant emissions of SO2 and annual and ozone season NOx in 28 states that contribute to the ability of downwind states to attain and/or maintain current particulate matter and ozone National Ambient Air Quality Standards (NAAQS).
In August 2012, the Court of Appeals vacated CSAPR and ordered that the existing Clean Air Interstate Rule (CAIR) requirements remain in effect until an appropriate substitute rule has been promulgated. In October 2012, the EPA filed a request for rehearing which the Court denied on January 24, 2013. On March 29, 2013, the EPA, as well as a number of environmental groups, petitioned the Supreme Court for review.
We currently anticipate that CSPAR, if implemented, will not have a material adverse impact to our capital investment program or our units’ operations.

Climate Change
Regional Greenhouse Gas Initiative (RGGI)
December 31, 2012 Form 10-K page 25. Certain northeastern states (RGGI States), including New York and Connecticut where we have generation facilities, have state-specific rules in place to enable the RGGI regulatory mandate in each state to cap and reduce CO2 emissions.
These rules make allowances available through a regional auction whereby generators may acquire allowances that are each equal to one ton of CO2 emissions. Generators are required to submit an allowance for each ton emitted over a three year period (e.g. 2009, 2010, and 2011). Allowances are available through the auction or through secondary markets and were required to be submitted to states by March 2012 for the first compliance period.
On February 7, 2013, the RGGI States released an updated Model Rule that, among other things, reduces the amount of available regional CO2 allowances beginning in 2014. Each RGGI State must implement the changes through state-specific regulations. We do not expect these changes, or any future changes, to the RGGI rules will have a material impact on us.
Water Pollution Control
Steam Electric Effluent Guidelines
On April 19, 2013, the EPA issued notice of a proposed rule that would further limit the discharge of pollutants in wastewater from the operation of coal-fired generating facilities. Our co-owned Keystone and Conemaugh facilities continue to use technologies that generate these wastewater discharges. However, our other coal-fired facilities no longer discharge many of these types of wastewater pollutants. We are evaluating the proposed rule. We are unable to predict the impact on Keystone and Conemaugh but do not believe there would be any material impact on our other coal-fired facilities.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 10:	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. Power:
Exhibit 10:	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. PSE&G:
Exhibit 10:	2004 Long-Term Incentive Plan, amended and restated as of April 16, 2013
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 12.3:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Caroline Dorsa Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Caroline Dorsa Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: April 30, 2013

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
Date: April 30, 2013

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
Date: April 30, 2013