Form 10-Q
period 2016-09-30
PUBLIC SERVICE ELECTRIC & GAS CO; PUBLIC SERVICE ENTERPRISE GROUP INC; PSEG POWER LLC
filed 2016-10-31
CIK 81033, 788784, 1158659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO

Commission File Number	Registrants, State of Incorporation, Address, and Telephone Number	I.R.S. Employer Identification No.
001-09120	PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-2625848
001-00973	PUBLIC SERVICE ELECTRIC AND GAS COMPANY (A New Jersey Corporation) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-1212800
001-34232	PSEG POWER LLC (A Delaware Limited Liability Company) 80 Park Plaza Newark, New Jersey 07102 973 430-7000 http://www.pseg.com	22-3663480

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
Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2016, Public Service Enterprise Group Incorporated had outstanding 505,896,218 shares of its sole class of Common Stock, without par value.
As of October 18, 2016, Public Service Electric and Gas Company had issued and outstanding 132,450,344 shares of Common Stock, without nominal or par value, all of which were privately held, beneficially and of record by Public Service Enterprise Group Incorporated.
Public Service Electric and Gas Company and PSEG Power LLC are wholly owned subsidiaries of Public Service Enterprise Group Incorporated and meet the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q. Each is filing its Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

i

FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this report about our and our subsidiaries’ future performance, including, without limitation, future revenues, earnings, strategies, prospects, consequences and all other statements that are not purely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those anticipated. Such statements are based on management’s beliefs as well as assumptions made by and information currently available to management. When used herein, the words “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “should,” “hypothetical,” “potential,” “forecast,” “project,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Other factors that could cause actual results to differ materially from those contemplated in any forward-looking statements made by us herein are discussed in filings we make with the United States Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K and subsequent reports on Form 10-Q and Form 8-K and available on our website: http://www.pseg.com. These factors include, but are not limited to:

•	adverse changes in the demand for or ongoing low pricing of the capacity and energy that we sell into wholesale electricity markets,

•	adverse changes in energy industry law, policies and regulations, including market structures and transmission planning,

•
any inability of our transmission and distribution businesses to obtain adequate and timely rate relief and regulatory approvals from federal and state regulators, including prudency reviews, disallowances and changes in authorized returns,

•	any deterioration in our credit quality or the credit quality of our counterparties,

•	changes in federal and state environmental regulations and enforcement that could increase our costs or limit our operations,

•	adverse outcomes of any legal, regulatory or other proceeding, settlement, investigation or claim applicable to us and/or the energy industry,

•
changes in nuclear regulation and/or general developments in the nuclear power industry, including various impacts from any accidents or incidents experienced at our facilities or by others in the industry, that could limit operations or increase the cost of our nuclear generating units,

•	actions or activities at one of our nuclear units located on a multi-unit site that might adversely affect our ability to continue to operate that unit or other units located at the same site,

•	any inability to manage our energy obligations, available supply and risks,

•	delays or unforeseen cost escalations in our construction and development activities, or the inability to recover the carrying amount of our assets,

•	availability of capital and credit at commercially reasonable terms and conditions and our ability to meet cash needs,

•	increases in competition in energy supply markets as well as for transmission projects,

•	changes in technology, such as distributed generation, storage and micro grids, and greater reliance on these technologies,

•	changes in customer behaviors, including increases in energy efficiency, net-metering and demand response,

•	adverse performance of our decommissioning and defined benefit plan trust fund investments and changes in funding requirements,

•
any equipment failures, accidents, severe weather events or other incidents that impact our ability to provide safe and reliable service to our customers, and any inability to obtain sufficient insurance coverage or recover insurance proceeds with respect to such events,

•	acts of terrorism, cybersecurity attacks or intrusions that could adversely impact our businesses,

•	delays in receipt of necessary permits and approvals for our construction and development activities,

•	any inability to achieve, or continue to sustain, our expected levels of operating performance,

•	changes in the cost of, or interruption in the supply of, fuel and other commodities necessary to the operation of our generating units,

•	economic recessions,

•	an inability to realize anticipated tax benefits or retain tax credits,

•	challenges associated with recruitment and/or retention of a qualified workforce, and

•	changes in the credit quality and the ability of lessees to meet their obligations under our domestic leveraged leases.
All of the forward-looking statements made in this report are qualified by these cautionary statements and we cannot assure you that the results or developments anticipated by management will be realized or even if realized, will have the expected

ii

consequences to, or effects on, us or our business prospects, financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements in making any investment decision. Forward-looking statements made in this report apply only as of the date of this report. While we may elect to update forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if internal estimates change, unless otherwise required by applicable securities laws.
The forward-looking statements contained in this report are intended to qualify for the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

FILING FORMAT
This combined Quarterly Report on Form 10-Q is separately filed by Public Service Enterprise Group Incorporated (PSEG), Public Service Electric and Gas Company (PSE&G) and PSEG Power LLC (Power). Information relating to any individual company is filed by such company on its own behalf. PSE&G and Power are each only responsible for information about itself and its subsidiaries.
Discussions throughout the document refer to PSEG and its direct operating subsidiaries, PSE&G and Power. Depending on the context of each section, references to “we,” “us,” and “our” relate to PSEG or to the specific company or companies being discussed.

iii

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions, except per share data
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$2,450	$2,688	$6,971	$8,137
OPERATING EXPENSES
Energy Costs	866	815	2,326	2,577
Operation and Maintenance	776	746	2,215	2,170
Depreciation and Amortization	231	313	679	960
Total Operating Expenses	1,873	1,874	5,220	5,707
OPERATING INCOME	577	814	1,751	2,430
Income from Equity Method Investments	3	3	9	10
Other Income	47	47	139	171
Other Deductions	(8)	(14)	(39)	(36)
Other-Than-Temporary Impairments	(5)	(30)	(25)	(45)
Interest Expense	(99)	(96)	(288)	(291)
INCOME BEFORE INCOME TAXES	515	724	1,547	2,239
Income Tax Expense	(188)	(285)	(562)	(869)
NET INCOME	$327	$439	$985	$1,370
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	505	505	505	505
DILUTED	508	508	508	508
NET INCOME PER SHARE:
BASIC	$0.65	$0.87	$1.95	$2.71
DILUTED	$0.64	$0.87	$1.94	$2.70
DIVIDENDS PAID PER SHARE OF COMMON STOCK	$0.41	$0.39	$1.23	$1.17

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$327	$439	$985	$1,370
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(24), $33, $(50) and $35 for the three and nine months ended 2016 and 2015, respectively	24	(31)	50	(32)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $(1), $(1) and $6 for the three and nine months ended 2016 and 2015, respectively	1	—	2	(9)
Pension/Other Postretirement Benefit Costs (OPEB) adjustment, net of tax (expense) benefit of $(5), $(5), $(17) and $(17) for the three and nine months ended 2016 and 2015, respectively	9	9	25	25
Other Comprehensive Income (Loss), net of tax	34	(22)	77	(16)
COMPREHENSIVE INCOME	$361	$417	$1,062	$1,354

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$450	$394
Accounts Receivable, net of allowances of $67 in 2016 and 2015	1,031	1,068
Tax Receivable	23	305
Unbilled Revenues	180	197
Fuel	366	463
Materials and Supplies, net	591	513
Prepayments	145	135
Derivative Contracts	149	242
Regulatory Assets	253	164
Other	21	13
Total Current Assets	3,209	3,494
PROPERTY, PLANT AND EQUIPMENT	38,225	35,494
Less: Accumulated Depreciation and Amortization	(9,421)	(8,955)
Net Property, Plant and Equipment	28,804	26,539
NONCURRENT ASSETS
Regulatory Assets	3,124	3,196
Long-Term Investments	1,066	1,233
Nuclear Decommissioning Trust (NDT) Fund	1,857	1,754
Long-Term Tax Receivable	177	171
Long-Term Receivable of Variable Interest Entity (VIE)	509	495
Other Special Funds	243	227
Goodwill	16	16
Other Intangibles	154	102
Derivative Contracts	86	77
Other	243	231
Total Noncurrent Assets	7,475	7,502
TOTAL ASSETS	$39,488	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$734
Commercial Paper and Loans	255	364
Accounts Payable	1,363	1,369
Derivative Contracts	40	76
Accrued Interest	127	96
Accrued Taxes	214	42
Clean Energy Program	185	142
Obligation to Return Cash Collateral	132	128
Regulatory Liabilities	96	123
Regulatory Liabilities of VIEs	9	42
Other	383	459
Total Current Liabilities	2,804	3,575
NONCURRENT LIABILITIES
Deferred Income Taxes and Investment Tax Credits (ITC)	8,661	8,166
Regulatory Liabilities	151	175
Asset Retirement Obligations	708	679
OPEB Costs	1,207	1,228
OPEB Costs of Servco	395	375
Accrued Pension Costs	400	487
Accrued Pension Costs of Servco	108	114
Environmental Costs	430	415
Derivative Contracts	13	27
Long-Term Accrued Taxes	197	212
Other	241	181
Total Noncurrent Liabilities	12,511	12,059
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	10,697	8,834
STOCKHOLDERS’ EQUITY
Common Stock, no par, authorized 1,000 shares; issued, 2016 and 2015—534 shares	4,928	4,915
Treasury Stock, at cost, 2016—29 shares; 2015—28 shares	(714)	(671)
Retained Earnings	9,480	9,117
Accumulated Other Comprehensive Loss	(218)	(295)
Total Common Stockholders’ Equity	13,476	13,066
Noncontrolling Interest	—	1
Total Stockholders’ Equity	13,476	13,067
Total Capitalization	24,173	21,901
TOTAL LIABILITIES AND CAPITALIZATION	$39,488	$37,535

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ENTERPRISE GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$985	$1,370
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	679	960
Amortization of Nuclear Fuel	154	162
Impairment Costs	102	—
Provision for Deferred Income Taxes (Other than Leases) and ITC	445	230
Non-Cash Employee Benefit Plan Costs	95	121
Leveraged Lease (Income) Loss, Adjusted for Rents Received and Deferred Taxes	(12)	6
Loss on Leases, Net of Tax	86	—
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	96	(87)
Change in Accrued Storm Costs	(6)	15
Net Change in Other Regulatory Assets and Liabilities	(66)	26
Cost of Removal	(109)	(82)
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(12)	(2)
Net Change in Certain Current Assets and Liabilities:
Tax Receivable	282	206
Accrued Taxes	202	127
Margin Deposit	(4)	142
Other Current Assets and Liabilities	(229)	15
Employee Benefit Plan Funding and Related Payments	(81)	(87)
Other	154	106
Net Cash Provided By (Used In) Operating Activities	2,761	3,228
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,985)	(2,782)
Proceeds from Sales of Capital Leases and Investments	—	12
Proceeds from Sales of Available-for-Sale Securities	551	1,120
Investments in Available-for-Sale Securities	(576)	(1,163)
Other	(44)	(28)
Net Cash Provided By (Used In) Investing Activities	(3,054)	(2,841)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Commercial Paper and Loans	(109)	20
Issuance of Long-Term Debt	1,975	600
Redemption of Long-Term Debt	(824)	(300)
Redemption of Securitization Debt	—	(191)
Cash Dividends Paid on Common Stock	(622)	(592)
Other	(71)	(55)
Net Cash Provided By (Used In) Financing Activities	349	(518)
Net Increase (Decrease) in Cash and Cash Equivalents	56	(131)
Cash and Cash Equivalents at Beginning of Period	394	402
Cash and Cash Equivalents at End of Period	$450	$271
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(274)	$292
Interest Paid, Net of Amounts Capitalized	$252	$265
Accrued Property, Plant and Equipment Expenditures	$579	$321

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$1,684	$1,766	$4,746	$5,234
OPERATING EXPENSES
Energy Costs	721	740	1,979	2,176
Operation and Maintenance	376	391	1,110	1,171
Depreciation and Amortization	137	231	412	712
Total Operating Expenses	1,234	1,362	3,501	4,059
OPERATING INCOME	450	404	1,245	1,175
Other Income	22	22	61	59
Other Deductions	(1)	—	(3)	(2)
Interest Expense	(72)	(67)	(214)	(203)
INCOME BEFORE INCOME TAXES	399	359	1,089	1,029
Income Tax Expense	(144)	(137)	(393)	(398)
NET INCOME	$255	$222	$696	$631

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$255	$222	$696	$631
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $0 and $0 for the three and nine months ended 2016 and 2015, respectively	—	—	1	(1)
COMPREHENSIVE INCOME	$255	$222	$697	$630

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$406	$198
Accounts Receivable, net of allowances of $67 in 2016 and 2015	806	787
Accounts Receivable—Affiliated Companies	28	222
Unbilled Revenues	180	197
Materials and Supplies	190	148
Prepayments	94	31
Regulatory Assets	253	164
Derivative Contracts	—	13
Other	20	9
Total Current Assets	1,977	1,769
PROPERTY, PLANT AND EQUIPMENT	25,617	23,732
Less: Accumulated Depreciation and Amortization	(5,701)	(5,504)
Net Property, Plant and Equipment	19,916	18,228
NONCURRENT ASSETS
Regulatory Assets	3,124	3,196
Long-Term Investments	305	330
Other Special Funds	54	49
Other	110	105
Total Noncurrent Assets	3,593	3,680
TOTAL ASSETS	$25,486	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$171
Commercial Paper and Loans	—	153
Accounts Payable	702	724
Accounts Payable—Affiliated Companies	214	292
Accrued Interest	83	70
Clean Energy Program	185	142
Derivative Contracts	4	—
Obligation to Return Cash Collateral	132	128
Regulatory Liabilities	96	123
Regulatory Liabilities of VIEs	9	42
Other	276	297
Total Current Liabilities	1,701	2,142
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	5,703	5,181
OPEB Costs	908	937
Accrued Pension Costs	147	202
Regulatory Liabilities	151	175
Environmental Costs	364	365
Asset Retirement Obligations	220	218
Derivative Contracts	—	11
Long-Term Accrued Taxes	92	109
Other	114	114
Total Noncurrent Liabilities	7,699	7,312
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
CAPITALIZATION
LONG-TERM DEBT	7,816	6,650
STOCKHOLDER’S EQUITY
Common Stock; 150 shares authorized; issued and outstanding, 2016 and 2015—132 shares	892	892
Contributed Capital	695	695
Basis Adjustment	986	986
Retained Earnings	5,695	4,999
Accumulated Other Comprehensive Income	2	1
Total Stockholder’s Equity	8,270	7,573
Total Capitalization	16,086	14,223
TOTAL LIABILITIES AND CAPITALIZATION	$25,486	$23,677

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE ELECTRIC AND GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$696	$631
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	412	712
Provision for Deferred Income Taxes and ITC	482	96
Non-Cash Employee Benefit Plan Costs	55	71
Cost of Removal	(109)	(82)
Change in Accrued Storm Costs	(6)	15
Net Change in Other Regulatory Assets and Liabilities	(66)	26
Net Change in Certain Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenues	2	30
Materials and Supplies	(42)	(13)
Prepayments	(63)	(67)
Accounts Payable	(30)	34
Accounts Receivable/Payable—Affiliated Companies, net	154	190
Other Current Assets and Liabilities	(6)	(18)
Employee Benefit Plan Funding and Related Payments	(64)	(72)
Other	(14)	(35)
Net Cash Provided By (Used In) Operating Activities	1,401	1,518
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(2,035)	(1,946)
Proceeds from Sales of Available-for-Sale Securities	16	16
Investments in Available-for-Sale Securities	(17)	(18)
Other	6	13
Net Cash Provided By (Used In) Investing Activities	(2,030)	(1,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Net Change in Short-Term Debt	(153)	20
Issuance of Long-Term Debt	1,275	600
Redemption of Long-Term Debt	(271)	(300)
Redemption of Securitization Debt	—	(191)
Other	(14)	(8)
Net Cash Provided By (Used In) Financing Activities	837	121
Net Increase (Decrease) In Cash and Cash Equivalents	208	(296)
Cash and Cash Equivalents at Beginning of Period	198	310
Cash and Cash Equivalents at End of Period	$406	$14
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(279)	$(29)
Interest Paid, Net of Amounts Capitalized	$194	$186
Accrued Property, Plant and Equipment Expenditures	$404	$251

See disclosures regarding Public Service Electric and Gas Company included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$1,075	$1,096	$3,102	$3,846
OPERATING EXPENSES
Energy Costs	462	367	1,481	1,669
Operation and Maintenance	289	263	807	748
Depreciation and Amortization	86	75	245	226
Total Operating Expenses	837	705	2,533	2,643
OPERATING INCOME	238	391	569	1,203
Income from Equity Method Investments	3	3	9	11
Other Income	23	25	74	109
Other Deductions	(6)	(14)	(33)	(32)
Other-Than-Temporary Impairments	(5)	(30)	(25)	(45)
Interest Expense	(24)	(30)	(66)	(94)
INCOME BEFORE INCOME TAXES	229	345	528	1,152
Income Tax Benefit (Expense)	(90)	(139)	(208)	(445)
NET INCOME	$139	$206	$320	$707

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Millions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET INCOME	$139	$206	$320	$707
Other Comprehensive Income (Loss), net of tax
Unrealized Gains (Losses) on Available-for-Sale Securities, net of tax (expense) benefit of $(23), $32, $(48) and $33 for the three and nine months ended 2016 and 2015, respectively	22	(29)	47	(29)
Unrealized Gains (Losses) on Cash Flow Hedges, net of tax (expense) benefit of $0, $(1), $0 and $6 for the three and nine months ended 2016 and 2015, respectively	—	—	—	(9)
Pension/OPEB adjustment, net of tax (expense) benefit of $(5), $(5), $(15) and $(15) for the three and nine months ended 2016 and 2015, respectively	7	7	21	21
Other Comprehensive Income (Loss), net of tax	29	(22)	68	(17)
COMPREHENSIVE INCOME	$168	$184	$388	$690

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12	$12
Accounts Receivable	174	217
Accounts Receivable—Affiliated Companies	126	276
Short-Term Loan to Affiliate	514	363
Fuel	366	463
Materials and Supplies, net	399	363
Derivative Contracts	149	223
Prepayments	16	25
Other	3	7
Total Current Assets	1,759	1,949
PROPERTY, PLANT AND EQUIPMENT	12,271	11,354
Less: Accumulated Depreciation and Amortization	(3,564)	(3,227)
Net Property, Plant and Equipment	8,707	8,127
NONCURRENT ASSETS
NDT Fund	1,857	1,754
Long-Term Investments	106	119
Goodwill	16	16
Other Intangibles	154	102
Other Special Funds	60	55
Derivative Contracts	86	77
Other	65	51
Total Noncurrent Assets	2,344	2,174
TOTAL ASSETS	$12,810	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
Millions
(Unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Long-Term Debt Due Within One Year	$—	$553
Accounts Payable	477	432
Accounts Payable—Affiliated Companies	156	33
Derivative Contracts	36	76
Accrued Interest	43	25
Other	82	107
Total Current Liabilities	794	1,226
NONCURRENT LIABILITIES
Deferred Income Taxes and ITC	2,375	2,347
Asset Retirement Obligations	485	457
OPEB Costs	238	230
Derivative Contracts	13	16
Accrued Pension Costs	143	166
Long-Term Accrued Taxes	79	35
Other	162	87
Total Noncurrent Liabilities	3,495	3,338
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
LONG-TERM DEBT	2,381	1,684
MEMBER’S EQUITY
Contributed Capital	2,214	2,214
Basis Adjustment	(986)	(986)
Retained Earnings	5,084	5,014
Accumulated Other Comprehensive Loss	(172)	(240)
Total Member’s Equity	6,140	6,002
TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,810	$12,250

See disclosures regarding PSEG Power LLC included in the Notes to Condensed Consolidated Financial Statements.

PSEG POWER LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Millions
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$320	$707
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	245	226
Amortization of Nuclear Fuel	154	162
Provision for Deferred Income Taxes and ITC	(34)	109
Net Unrealized (Gains) Losses on Energy Contracts and Other Derivatives	96	(87)
Impairment Costs	102	—
Non-Cash Employee Benefit Plan Costs	28	36
Net Realized (Gains) Losses and (Income) Expense from NDT Fund	(12)	(2)
Net Change in Certain Current Assets and Liabilities:
Fuel, Materials and Supplies	(27)	113
Margin Deposit	(4)	142
Accounts Receivable	(11)	54
Accounts Payable	(29)	(99)
Accounts Receivable/Payable—Affiliated Companies, net	235	115
Other Current Assets and Liabilities	20	(26)
Employee Benefit Plan Funding and Related Payments	(10)	(9)
Other	187	117
Net Cash Provided By (Used In) Operating Activities	1,260	1,558
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment	(923)	(797)
Proceeds from Sales of Available-for-Sale Securities	490	1,057
Investments in Available-for-Sale Securities	(512)	(1,083)
Short-Term Loan—Affiliated Company, net	(151)	(281)
Other	(55)	(46)
Net Cash Provided By (Used In) Investing Activities	(1,151)	(1,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Long-Term Debt	700	—
Cash Dividend Paid	(250)	(400)
Redemption of Long-Term Debt	(553)	—
Other	(6)	(2)
Net Cash Provided By (Used In) Financing Activities	(109)	(402)
Net Increase (Decrease) in Cash and Cash Equivalents	—	6
Cash and Cash Equivalents at Beginning of Period	12	9
Cash and Cash Equivalents at End of Period	$12	$15
Supplemental Disclosure of Cash Flow Information:
Income Taxes Paid (Received)	$(7)	$284
Interest Paid, Net of Amounts Capitalized	$51	$76
Accrued Property, Plant and Equipment Expenditures	$175	$70

See disclosures regarding PSEG Power LLC included in the Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Organization and Basis of Presentation
Organization
Public Service Enterprise Group (PSEG) is a holding company with a diversified business mix within the energy industry. Its operations are primarily in the Northeastern and Mid-Atlantic United States and in other select markets. PSEG’s principal direct wholly owned subsidiaries are:

•
Public Service Electric and Gas Company (PSE&G)—which is a public utility engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs in New Jersey, which are regulated by the BPU.

•
PSEG Power LLC (Power)—which is a multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply and energy transacting functions primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA) and the states in which they operate.

PSEG’s other direct wholly owned subsidiaries include PSEG Energy Holdings L.L.C. (Energy Holdings), which primarily has investments in leveraged leases; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under an Operations Services Agreement (OSA); and PSEG Services Corporation (Services), which provides certain management, administrative and general services to PSEG and its subsidiaries at cost.
Basis of Presentation
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements (Notes) should be read in conjunction with, and update and supplement matters discussed in, the Annual Report on Form 10-K for the year ended December 31, 2015.
The unaudited condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions are eliminated in consolidation. The year-end Condensed Consolidated Balance Sheets were derived from the audited Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2. Recent Accounting Standards
New Standards Issued But Not Yet Adopted
Revenue from Contracts with Customers
This accounting standard clarifies the principles for recognizing revenue and removes inconsistencies in revenue recognition requirements; improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; and provides improved disclosures.
The guidance provides a five-step model to be used for recognizing revenue for the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
The standard was originally to be effective for annual and interim reporting periods beginning after December 15, 2016; however, the Financial Accounting Standards Board issued new guidance deferring the effective date by one year to periods beginning after December 31, 2017. Early application will be permitted as of the original effective date. PSEG is currently analyzing the impact of this standard on its financial statements and disclosures as well as the transition method to use to adopt the guidance. PSEG is considering the impacts of outstanding industry related issues currently being addressed by the AICPA’s Revenue Recognition Working Group and the FASB’s Transition Resource Group, including its ability to recognize revenue for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain contracts where there is uncertainty regarding collection, bundled price sales contracts and accounting for contributions in aid of construction.
Recognition and Measurement of Financial Assets and Financial Liabilities
This accounting standard will change how entities measure equity investments that are not consolidated or accounted for under the equity method. Under the new guidance, equity investments (other than those accounted for using the equity method) will be measured at fair value through Net Income instead of Other Comprehensive Income (Loss). Entities that have elected the fair value option for financial liabilities will present changes in fair value due to a change in their own credit risk through Other Comprehensive Income (Loss). For equity investments which do not have readily determinable fair values, the impairment assessment will be simplified by requiring a qualitative assessment to identify impairments. The new standard also changes certain disclosures.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. PSEG is currently analyzing the impact of this standard on our financial statements; however, PSEG expects increased volatility in Net Income due to changes in fair value of our equity securities within the Nuclear Decommissioning Trust (NDT) and Rabbi Trust Funds.
Leases
This accounting standard replaces existing lease accounting guidance and requires lessees to recognize all leases with a term greater than 12 months on the balance sheet using a right-of-use asset approach. At lease commencement, a lessee will recognize a lease asset and corresponding lease obligation. A lessee will classify its leases as either finance leases or operating leases based on whether control of the underlying assets has transferred to the lessee. A lessor will classify its leases as operating or direct financing leases, or as sales-type leases based on whether control of the underlying assets has transferred to the lessee. Both the lessee and lessor models require additional disclosure of key information. The standard requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. However, existing guidance related to leveraged leases will not change.
The standard is effective for annual and interim periods beginning after December 15, 2018 with retrospective application to previously issued financial statements for 2018 and 2017. Early application is permitted. PSEG is currently analyzing the impact of this standard on its financial statements.
Stock Compensation-Improvements to Employee Share-Based Payment Accounting
This accounting standard was issued to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in income tax expense rather than recognized in additional paid in capital. In the statement of cash flows, excess tax benefits and deficiencies will be classified with other income tax cash flows as an operating activity rather than a financing activity as currently classified. In addition, the minimum statutory tax withholding requirements were simplified in order to facilitate equity classification of the award.
The standard is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for an entity in any interim or annual period. An entity that elects early adoption must adopt all of the amendments in the same period; however, the amendments within this update require different adoption methods. PSEG is evaluating early adoption of the standard in the fourth quarter of 2016; however, PSEG does not expect adoption to materially affect its financial statements.
Measurement of Credit Losses on Financial Instruments
This accounting standard provides a new model for recognizing credit losses on financial assets carried at amortized cost. The new model requires entities to use an estimate of expected credit losses that will be recognized as an impairment allowance rather than a direct write-down of the amortized cost basis. The estimate of expected credit losses is to be based on past events, current conditions and supportable forecasts over a reasonable period. For purchased financial assets with credit deterioration, a similar model is to be used; however, the initial allowance will be added to the purchase price rather than reported as an allowance. Credit losses on available-for-sale securities should be measured in a manner similar to current GAAP; however, this standard requires those credit losses to be presented as an allowance, rather than a write-down. This new standard also requires additional disclosures of credit quality indicators for each class of financial asset disaggregated by year of origination.
The standard is effective for annual and interim periods beginning after December 15, 2019; however, entities may adopt early beginning in the annual or interim periods after December 15, 2018. PSEG is currently analyzing the impact of this standard on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments
This accounting standard reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows.
The standard is effective for annual and interim periods beginning after December 15, 2017; however, entities may adopt early including in an interim period. PSEG is currently analyzing the impact of this standard on its financial statements.

Note 3. Early Plant Retirements
On October 3, 2016, Power determined that it will cease generation operations of the existing coal/gas units at the Hudson and Mercer generating stations on June 1, 2017. Power has filed deactivation notices with PJM for these existing units at both stations and final must-offer exception requests for the 2020-2021 PJM capacity auction to the PJM Independent Market Monitor. Power expects the units to continue to be available to generate electricity and receive previously cleared capacity payments through the date the units cease operations. The exact timing of the early retirement of these units will be reviewed for reliability impacts by PJM, the regional transmission organization that controls the area where these units are located, and may be impacted by operational and other conditions that could subsequently arise.
PSEG and Power undertake their annual five year strategic planning process primarily during the third and fourth quarters of each year. The primary factors considered during this process that contributed to the decision to retire these units early include significant declines in revenues and margin caused by a sustained period of depressed wholesale power prices and reduced capacity factors caused by lower natural gas prices making coal generation less economically competitive than natural gas-fired generation. Despite experiencing recent warmer than normal weather in PJM this summer, Power did not experience the usual increase in electricity prices in PJM as it had in past hot summers. This trend has a further adverse economic impact to these units because they generally dispatch and earn energy margin on peak hot and cold days. In addition, the upcoming PJM capacity auction in May 2017 for the capacity period from June 2020 to May 2021 will be the first to require all generating units to meet the increased operating performance standards of PJM’s new capacity performance regulations. During the current annual five-year strategic planning process, Power determined, on October 3, 2016, that the costs to upgrade the existing units at the Hudson and Mercer stations to comply with these higher reliability standards to be too significant and not economic given current market conditions, including anticipated future capacity prices, current forward energy prices and past operational performance results of the units. While these units have the capability to run on both coal and natural gas, they have higher operating costs and fuel consumption as well as longer start-up times compared to newer combined cycle gas units.
The decision to retire the Hudson and Mercer units early will have a material effect on PSEG’s and Power’s results of operations. In the third quarter of 2016, PSEG and Power recognized the following one-time pre-tax charges in Energy Costs, Operation and Maintenance and Depreciation expense:

Three Months Ended September 30,
2016
Millions
Statement of Operations Expense (pre-tax)
Energy Costs
Coal Inventory Lower of Cost or Market Adjustments and Capacity Penalties	$62
Operation and Maintenance
Materials and Supplies Obsolescence	31
Write-down of Construction Work in Progress	14
Other (A)	3
Depreciation and Amortization
Accelerated Depreciation including Asset Retirement Costs	4
Total Pre-Tax Expense	$114

(A)	Includes severance and miscellaneous costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition to these one-time charges, Power will recognize incremental Depreciation and Amortization during the remainder of 2016 of $568 million and $946 million into 2017 due to the significant shortening of the expected economic useful lives of Hudson and Mercer. Additional employee-related salary continuance and severance costs and various miscellaneous costs may also be incurred during the period prior to retirement. Finally, Power currently anticipates using the sites for alternative industrial activity. However, if Power determines not to use the sites for alternative industrial activity, the early retirement of the units at these sites would trigger investigation and possible remediation of identified environmental contamination. The amounts for any such environmental investigation or remediation are neither currently probable nor estimable but may be material.
PSEG and Power evaluate long-lived assets for impairment whenever events or changes in circumstances, such as significant adverse changes in regulation, business climate or market conditions, including a current expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated useful life, could potentially indicate an asset’s or asset group’s carrying amount may not be recoverable. In such an event, an undiscounted cash flow analysis is performed to determine if an impairment exists. When a long-lived asset’s or asset group’s carrying amount exceeds the associated undiscounted estimated future cash flows, the asset/asset group is considered impaired to the extent that its fair value is less than its carrying amount. As disclosed for Power, cash flows for long-lived assets and asset groups are determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The cash flows from the generation units are generally evaluated at a regional portfolio level (PJM, NYISO, ISO-NE) along with cash flows generated from the customer supply and risk management activities, inclusive of cash flows from contracts, including those that are accounted for as derivatives or that meet the normal purchases and normal sales exemption. An impairment would result in a reduction of the value of the long-lived asset/asset group through a noncash charge to earnings.
Because the Hudson and Mercer generating units will cease operations significantly before the end of their previously estimated useful lives, Power performed a recoverability test for its portfolio of generating assets in the PJM region to determine if an impairment exists. As of September 30, 2016, the estimated undiscounted future cash flows of the PJM asset group exceeded the carrying amount and no impairment was identified.
In addition, PSEG and Power continue to monitor their other coal assets, including the Keystone, Conemaugh and Bridgeport Harbor generating stations, to ensure their economic viability through the end of their designated useful lives. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact their ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors, among other things. Any early retirement of our other coal units before the end of their current estimated useful lives may have a material adverse impact on PSEG’s and Power’s future financial results.

Note 4. Variable Interest Entities (VIEs)
VIEs for which PSE&G is the Primary Beneficiary
PSE&G is the primary beneficiary and consolidates two marginally capitalized VIEs, PSE&G Transition Funding LLC (Transition Funding) and PSE&G Transition Funding II LLC (Transition Funding II), which were created for the purpose of issuing transition bonds and purchasing bond transitional property of PSE&G, which was pledged as collateral to a trustee. PSE&G acted as the servicer for these entities to collect securitization transition charges authorized by the BPU. These funds were remitted to Transition Funding and Transition Funding II and were used for interest and principal payments on the transition bonds and related costs. During 2015, Transition Funding and Transition Funding II paid their final securitization bond payments and as of December 31, 2015, no further debt or related costs remained with these VIEs. Effective January 1, 2016, PSE&G commenced refunding the overcollections from customers associated with these VIEs and expects to fully refund these liabilities in 2016.
VIE for which PSEG LI is the Primary Beneficiary
PSEG LI consolidates Long Island Electric Utility Servco, LLC (Servco), a marginally capitalized VIE, which was created for the purpose of operating LIPA’s T&D system in Long Island, New York as well as providing administrative support functions to LIPA. PSEG LI is the primary beneficiary of Servco because it directs the operations of Servco, the activity that most significantly impacts Servco’s economic performance and it has the obligation to absorb losses of Servco that could potentially be significant to Servco. Such losses would be immaterial to PSEG.
Pursuant to the OSA, Servco’s operating costs are reimbursable entirely by LIPA, and therefore, PSEG LI’s risk is limited related to the activities of Servco. PSEG LI has no current obligation to provide direct financial support to Servco. In addition to reimbursement of Servco’s operating costs as provided for in the OSA, PSEG LI receives an annual contract management

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fee. PSEG LI’s annual contractual management fee, in certain situations, could be partially offset by Servco’s annual storm costs not approved by the Federal Emergency Management Agency, limited contingent liabilities and penalties for failing to meet certain performance metrics.
For transactions in which Servco acts as principal, such as transactions with its employees for labor and labor-related activities, including pension and OPEB-related transactions, Servco records revenues and the related pass-through expenditures separately in Operating Revenues and Operation and Maintenance (O&M) Expense, respectively. Servco recorded $116 million and $96 million for the three months and $315 million and $262 million for the nine months ended September 30, 2016 and 2015, respectively, of O&M costs, the full reimbursement of which was reflected in Operating Revenues. For transactions in which Servco acts as an agent for LIPA, it records revenues and the related expenses on a net basis, resulting in no impact on PSEG’s Condensed Consolidated Statement of Operations.

Note 5. Rate Filings
This Note should be read in conjunction with Note 5. Regulatory Assets and Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
In addition to items previously reported in the Annual Report on Form 10-K, significant regulatory orders received and currently pending rate filings with FERC and the BPU by PSE&G are as follows:
Transmission Formula Rate Filings—In June 2016, PSE&G filed its 2015 true-up adjustment pertaining to its transmission formula rates in effect for 2015. This resulted in an adjustment of $34 million less than the 2015 originally filed revenues primarily due to the impact of bonus depreciation legislation enacted after PSE&G filed its 2015 formula rate requirement in October 2014. PSE&G had recognized the majority of this adjustment in its Consolidated Statement of Operations for the year ended December 31, 2015.
In October 2016, the 2017 Annual Formula Rate Update was filed with FERC and requests approximately $121 million in increased annual transmission revenues effective January 1, 2017, subject to true-up.
Energy Strong Recovery Filing—In March and September of each year, PSE&G files with the BPU for base rate recovery of Energy Strong investments which include a return of and on its investment. In June 2016, PSE&G updated its March cost recovery petition to include Energy Strong investments in service as of May 31, 2016 which represents estimated annual increases in electric and gas revenues of $16 million and $23 million, respectively. In August 2016, the BPU approved these rate increases effective September 1, 2016.
In September 2016, PSE&G filed its Energy Strong electric cost recovery petition seeking BPU approval to recover the revenue requirements associated with Energy Strong capitalized investment costs placed in service from June 1, 2016 through November 30, 2016. The petition requests rates to be effective March 1, 2017, consistent with the BPU Order of approval of the Energy Strong Program. The annualized requested increase in electric revenue requirement is approximately $15 million. This matter is pending.
Basic Gas Supply Service (BGSS)—In June 2016, PSE&G made its annual BGSS filing with the BPU requesting a reduction of $87 million in annual BGSS revenues. In September 2016, the BPU approved a Stipulation in this matter on a provisional basis and the BGSS rate was reduced from approximately 40 cents to 34 cents per therm effective October 1, 2016. The rate is subject to final settlement.
Weather Normalization Clause—On July 1, 2016, PSE&G filed a petition requesting approval to collect $54 million in net deficiency gas revenues as a result of the warmer than normal 2015-2016 Winter Period. The deficiency gas revenues would be collected from customers over the 2016-2017 and 2017-2018 Winter Periods (October 1 through May 31). In September 2016, the BPU approved PSE&G’s filing on a provisional basis with respect to the $54 million in deficiency revenues to be collected from customers effective October 1, 2016.
Solar and Energy Efficiency - Green Program Recovery Charges (GPRC)—Each year PSE&G files with the BPU for annual recovery of its Green Program investments which include a return on its investment and recovery of expenses. On July 1, 2016, PSE&G filed its 2016 GPRC cost recovery petition requesting recovery for the nine combined components of the electric and gas GPRC. The filing proposes rates for the period October 1, 2016 through September 30, 2017 designed to recover approximately $44 million and $13 million in electric and gas revenues, respectively, on an annual basis associated with PSE&G’s implementation of these BPU approved programs. In September 2016, the BPU approved the July 2016 filing on a provisional basis, with new rates effective October 1, 2016.
Gas System Modernization Program (GSMP)—In October 2016, PSE&G updated its initial annual GSMP cost recovery petition seeking BPU approval to recover in gas base rates an estimated annual revenue increase of $10 million effective

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

January 1, 2017. This increase represents the return of and on investment for GSMP investments in service through September 30, 2016. This matter is pending.
Universal Service Fund (USF)/Lifeline—In September 2016, the BPU approved rates set to recover state-wide costs incurred by New Jersey electric and gas distribution companies under the State’s USF/Lifeline energy assistance programs effective October 1, 2016. PSE&G earns no margin on the collection of the USF and Lifeline programs resulting in no impact on its Consolidated Statement of Operations.
Remediation Adjustment Charge (RAC)—In April 2016, the BPU approved PSE&G’s filing with respect to its RAC 23 petition allowing recovery of $54 million effective May 7, 2016 related to net Manufactured Gas Plant expenditures from August 1, 2014 through July 31, 2015.

Note 6. Financing Receivables
PSE&G
PSE&G sponsors a solar loan program designed to help finance the installation of solar power systems throughout its electric service area. The loans are generally paid back with solar renewable energy certificates generated from the installed solar electric system. A substantial portion of these amounts are noncurrent and reported in Long-Term Investments on PSEG’s and PSE&G’s Condensed Consolidated Balance Sheets. The following table reflects the outstanding loans by class of customer, none of which are considered “non-performing.”

Outstanding Loans by Class of Customer
	As of	As of
Consumer Loans	September 30, 2016	December 31, 2015
	Millions
Commercial/Industrial	$165	$177
Residential	11	12
Total	$176	$189

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
During the third quarter of 2016, Energy Holdings completed its annual review of estimated residual values embedded in the NRG REMA, LLC (REMA) leveraged leases. The outcome indicated that the revised residual value estimates were lower than the recorded residual values and the decline was deemed to be other than temporary due to the adverse economic conditions experienced by coal generation in PJM, as discussed in Note 3. Early Plant Retirements, negatively impacting the economic outlook of the leased assets. As a result, a pre-tax write-down of $137 million was reflected in Operating Revenues in the quarter ended September 30, 2016, calculated by comparing the gross investment in the leases before and after the revised residual estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows Energy Holdings’ gross and net lease investment as of September 30, 2016 and December 31, 2015, respectively.

	As of	As of
	September 30, 2016	December 31, 2015
	Millions
Lease Receivables (net of Non-Recourse Debt)	$630	$631
Estimated Residual Value of Leased Assets	346	519
Total Investment in Rental Receivables	976	1,150
Unearned and Deferred Income	(320)	(366)
Gross Investment in Leases	656	784
Deferred Tax Liabilities	(661)	(724)
Net Investment in Leases	$(5)	$60

The corresponding receivables associated with the lease portfolio are reflected in the following table, net of non-recourse debt. The ratings in the table represent the ratings of the entities providing payment assurance to Energy Holdings.

Lease Receivables, Net of Non-Recourse Debt
Counterparties’ Credit Rating Standard & Poor’s (S&P) as of September 30, 2016
As of September 30, 2016
Millions
AA	$16
BBB+ — BBB-	316
BB-	134
CCC	164
Total	$630

The “BB-” and the “CCC” ratings in the preceding table represent lease receivables related to coal-fired assets in Illinois and Pennsylvania, respectively. As of September 30, 2016, the gross investment in the leases of such assets, net of non-recourse debt, was $436 million ($(108) million, net of deferred taxes). A more detailed description of such assets under lease, as of September 30, 2016, is presented in the following table.

Asset	Location	Gross Investment	% Owned	Total MW	Fuel Type	Counterparties’ S&P Credit Ratings	Counterparty
		Millions
Powerton Station Units 5 and 6	IL	$134	64%	1,538	Coal	BB-	NRG Energy, Inc.
Joliet Station Units 7 and 8	IL	$83	64%	1,044	Gas	BB-	NRG Energy, Inc.
Keystone Station Units 1 and 2	PA	$55	17%	1,711	Coal	CCC (B)	REMA
Conemaugh Station Units 1 and 2	PA	$55	17%	1,711	Coal	CCC (B)	REMA
Shawville Station Units 1, 2, 3 and 4	PA	$109	100%	603	Coal (A)	CCC (B)	REMA

(A)
REMA notified PJM that it deactivated the coal-fired units at the Shawville generating facility in June 2015 and has disclosed that it expects to return the Shawville units to service in the late fall of 2016 with the ability to use natural gas.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)
On May 24, 2016, S&P lowered its corporate credit rating on REMA’s parent company, GenOn Energy Inc. (GenOn) and affiliates (including REMA) to “CCC” from “CCC+” due to a weaker forward power curve, milder weather patterns and weakening financial measures. On October 7, 2016, Moody’s downgraded the GenOn Corporate Family Rating to Caa3 to reflect its high debt burden relative to cash flow. GenOn reported in August 2016 that it did not expect to have sufficient liquidity to repay the senior unsecured notes due in June 2017.

The credit exposure for lessors is partially mitigated through various credit enhancement mechanisms within the lease transactions. These credit enhancement features vary from lease to lease and may include letters of credit or affiliate guarantees. Upon the occurrence of certain defaults, indirect subsidiary companies of Energy Holdings would exercise their rights and attempt to seek recovery of their investment, potentially including stepping into the lease directly to protect their investments. While these actions could ultimately protect or mitigate the loss of value, they could require the use of significant capital investments and trigger certain material tax obligations which could be mitigated by tax indemnification claims with the counterparty. A bankruptcy of a lessee would likely delay and potentially limit any efforts on the part of the lessors to assert their rights upon default and could delay the monetization of claims. Failure to recover adequate value could ultimately lead to a foreclosure on the assets under lease by the lenders. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its portfolio and improve its liquidity and the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments. If foreclosures were to occur, Energy Holdings could potentially record a pre-tax write-off up to its gross investment in these facilities and may also be required to pay significant cash tax liabilities to the Internal Revenue Service.
Although all lease payments are current, no assurances can be given that future payments in accordance with the lease contracts will continue. Factors which may impact future lease cash flows include, but are not limited to, new environmental legislation and regulation regarding air quality, water and other discharges in the process of generating electricity, market prices for fuel, electricity and capacity, overall financial condition of lease counterparties and their affiliates and the quality and condition of assets under lease.

Note 7. Available-for-Sale Securities
NDT Fund
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

	As of September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$691	$238	$(7)	$922
Debt Securities
Government Obligations	509	21	—	530
Other	349	13	(2)	360
Total Debt Securities	858	34	(2)	890
Other Securities	45	—	—	45
Total NDT Available-for-Sale Securities	$1,594	$272	$(9)	$1,857

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$693	$185	$(13)	$865
Debt Securities
Government Obligations	483	8	(3)	488
Other	366	3	(10)	359
Total Debt Securities	849	11	(13)	847
Other Securities	42	—	—	42
Total NDT Available-for-Sale Securities	$1,584	$196	$(26)	$1,754

The amounts in the preceding tables do not include receivables and payables for NDT Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2016	December 31, 2015
	Millions
Accounts Receivable	$9	$17
Accounts Payable	$7	$10

The following table shows the value of securities in the NDT Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$101	$(6)	$4	$(1)	$151	$(13)	$1	$—
Debt Securities
Government Obligations (B)	41	—	4	—	245	(2)	19	(1)
Other (C)	34	—	25	(2)	222	(7)	36	(3)
Total Debt Securities	75	—	29	(2)	467	(9)	55	(4)
NDT Available-for-Sale Securities	$176	$(6)	$33	$(3)	$618	$(22)	$56	$(4)

(A)
Equity Securities—Investments in marketable equity securities within the NDT Fund are primarily in common stocks within a broad range of industries and sectors. The unrealized losses are distributed over a broad range of securities with limited impairment durations. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2016.

(B)
Debt Securities (Government Obligations)—Unrealized losses on Power’s NDT investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since Power does not intend to sell nor will it be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

more-likely-than-not required to sell. Power does not consider these securities to be other-than-temporarily impaired as of September 30, 2016.

(C)
Debt Securities (Other)—Power’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since Power does not intend to sell these securities nor will it be more-likely-than-not required to sell, Power does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2016.

The proceeds from the sales of and the net realized gains on securities in the NDT Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Millions
Proceeds from NDT Fund Sales (A)	$139	$215	$470	$1,037
Net Realized Gains (Losses) on NDT Fund:
Gross Realized Gains	$11	$14	$36	$47
Gross Realized Losses	(3)	(11)	(25)	(24)
Net Realized Gains (Losses) on NDT Fund	$8	$3	$11	$23

(A)	2015 proceeds include activity in accounts related to the liquidation of funds being transitioned to new managers.
Gross realized gains and gross realized losses disclosed in the preceding table were recognized in Other Income and Other Deductions, respectively, in PSEG’s and Power’s Condensed Consolidated Statements of Operations. Net unrealized gains of $131 million (after-tax) were a component of Accumulated Other Comprehensive Loss on PSEG’s and Power’s Condensed Consolidated Balance Sheets as of September 30, 2016.

The NDT available-for-sale debt securities held as of September 30, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$22
1 - 5 years	233
6 - 10 years	214
11 - 15 years	56
16 - 20 years	62
Over 20 years	303
Total NDT Available-for-Sale Debt Securities	$890

The cost of these securities was determined on the basis of specific identification.
Power periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, management considers the ability and intent to hold for a reasonable time to permit recovery in addition to the severity and duration of the loss. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2016, other-than-temporary impairments of $25 million were recognized on securities in the NDT Fund. Any subsequent recoveries in the value of these securities would be recognized in Accumulated Other Comprehensive Income (Loss) unless the securities are sold, in which case, any gain would be recognized in income. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.

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

	As of September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$11	$11	$—	$22
Debt Securities
Government Obligations	104	3	—	107
Other	91	3	—	94
Total Debt Securities	195	6	—	201
Other Securities	1	—	—	1
Total Rabbi Trust Available-for-Sale Securities	$207	$17	$—	$224

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	Millions
Equity Securities	$12	$10	$—	$22
Debt Securities
Government Obligations	108	1	(1)	108
Other	82	—	(1)	81
Total Debt Securities	190	1	(2)	189
Other Securities	2	—	—	2
Total Rabbi Trust Available-for-Sale Securities	$204	$11	$(2)	$213

The amounts in the preceding tables do not include receivables and payables for Rabbi Trust Fund transactions which have not settled at the end of each period. Such amounts are included in Accounts Receivable and Accounts Payable on the Condensed Consolidated Balance Sheets as shown in the following table.

	As of	As of
	September 30, 2016	December 31, 2015
Millions
Accounts Receivable	$1	$1
Accounts Payable	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the value of securities in the Rabbi Trust Fund that have been in an unrealized loss position for less than and greater than 12 months.

	As of September 30, 2016				As of December 31, 2015
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	Millions
Equity Securities (A)	$—	$—	$—	$—	$—	$—	$—	$—
Debt Securities
Government Obligations (B)	4	—	1	—	53	(1)	2	—
Other (C)	9	—	5	—	46	(1)	9	—
Total Debt Securities	13	—	6	—	99	(2)	11	—
Rabbi Trust Available-for-Sale Securities	$13	$—	$6	$—	$99	$(2)	$11	$—

(A)
Equity Securities—Investments in marketable equity securities within the Rabbi Trust Fund are through a mutual fund which invests primarily in common stocks within a broad range of industries and sectors.

(B)
Debt Securities (Government Obligations)—Unrealized losses on PSEG’s Rabbi Trust investments in U.S. Treasury obligations and Federal Agency mortgage-backed securities were caused by interest rate changes. Since these investments are guaranteed by the U.S. government or an agency of the U.S. government, it is not expected that these securities will settle for less than their amortized cost basis, since PSEG does not intend to sell nor will it be more-likely-than-not required to sell. PSEG does not consider these securities to be other-than-temporarily impaired as of September 30, 2016.

(C)
Debt Securities (Other)—PSEG’s investments in corporate bonds are primarily in investment grade securities. It is not expected that these securities would settle for less than their amortized cost. Since PSEG does not intend to sell these securities nor will it be more-likely-than-not required to sell, PSEG does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2016.

The proceeds from the sales of and the net realized gains (losses) on securities in the Rabbi Trust Fund were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Millions
Proceeds from Rabbi Trust Sales	$20	$20	$81	$83
Net Realized Gains (Losses) on Rabbi Trust:
Gross Realized Gains	$2	$—	$5	$2
Gross Realized Losses	(2)	(1)	(4)	(1)
Net Realized Gains (Losses) on Rabbi Trust	$—	$(1)	$1	$1

Gross realized gains disclosed in the preceding table were recognized in Other Income in the Condensed Consolidated Statements of Operations. Net unrealized gains of $10 million (after-tax) were a component of Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets as of September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rabbi Trust available-for-sale debt securities held as of September 30, 2016 had the following maturities:

Time Frame	Fair Value
Millions
Less than one year	$9
1 - 5 years	42
6 - 10 years	48
11 - 15 years	9
16 - 20 years	9
Over 20 years	84
Total Rabbi Trust Available-for-Sale Debt Securities	$201

The cost of these securities was determined on the basis of specific identification.
PSEG periodically assesses individual securities whose fair value is less than amortized cost to determine whether the investments are considered to be other-than-temporarily impaired. For equity securities, the Rabbi Trust is invested in a commingled indexed mutual fund. Due to the commingled nature of this fund, PSEG does not have the ability to hold these securities until expected recovery. As a result, any declines in fair market value below cost are recorded as a charge to earnings. For fixed income securities, management considers its intent to sell or requirement to sell a security prior to expected recovery. In those cases where a sale is expected, any impairment would be recorded through earnings. For fixed income securities where there is no intent to sell or likely requirement to sell, management evaluates whether credit loss is a component of the impairment. If so, that portion is recorded through earnings while the noncredit loss component is recorded through Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2016, no other-than-temporary impairments were recognized on securities in the Rabbi Trust. The assessment of fair market value compared to cost is applied on a weighted average basis taking into account various purchase dates and initial cost of the securities.
The fair value of assets in the Rabbi Trust related to PSEG, PSE&G and Power are detailed as follows:

	As of	As of
	September 30, 2016	December 31, 2015
	Millions
PSE&G	$44	$42
Power	55	52
Other	125	119
Total Rabbi Trust Available-for-Sale Securities	$224	$213

Note 8. Pension and Other Postretirement Benefits (OPEB)
PSEG sponsors several qualified and nonqualified pension plans and OPEB plans covering PSEG’s and its participating affiliates’ current and former employees who meet certain eligibility criteria.
Effective January 1, 2016, PSEG changed the approach used to measure future service and interest costs for pension benefits. For 2015 and prior, PSEG calculated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016 and beyond, PSEG has elected to calculate service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. PSEG believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plan obligations. As a change in accounting estimate, this change is being reflected prospectively. Pension and OPEB costs, net of amounts capitalized, were reduced by $9 million and $3 million, for the three months ended September 30, 2016, respectively, and $26 million and $9 million for the nine months ended September 30, 2016, respectively, as compared to the 2016 amounts that would have been derived from applying PSEG’s 2015 and prior years’ methodology.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of net periodic benefit costs relating to all qualified and nonqualified pension and OPEB plans on an aggregate basis for PSEG, except for Servco.

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Millions
Components of Net Periodic Benefit Costs
Service Cost	$28	$30	$5	$5	$82	$92	$13	$16
Interest Cost	50	59	15	16	151	176	44	50
Expected Return on Plan Assets	(98)	(103)	(8)	(7)	(295)	(310)	(23)	(22)
Amortization of Net
Prior Service Cost (Credit)	(5)	(5)	(4)	(4)	(14)	(14)	(11)	(11)
Actuarial Loss	39	38	10	11	118	112	30	32
Total Benefit Costs	$14	$19	$18	$21	$42	$56	$53	$65

Pension and OPEB costs for PSE&G, Power and PSEG’s other subsidiaries, except for Servco, are detailed as follows:

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	Millions
PSE&G	$8	$10	$11	$13	$22	$30	$33	$41
Power	3	5	6	7	11	16	17	20
Other	3	4	1	1	9	10	3	4
Total Benefit Costs	$14	$19	$18	$21	$42	$56	$53	$65

PSEG contributed its entire planned contributions for the year 2016 of $21 million into its pension plans and $14 million into its OPEB plan during 2016.
Servco Pension and OPEB
At the direction of LIPA, Servco sponsors benefit plans that cover its current and former employees who meet certain eligibility criteria. Under the OSA, all of these and any future employee benefit costs are to be funded by LIPA. See Note 4. Variable Interest Entities. These obligations, as well as the offsetting long-term receivable, are separately presented on the Condensed Consolidated Balance Sheet of PSEG.
Servco amounts are not included in any of the preceding pension and OPEB benefit cost disclosures. Pension and OPEB costs of Servco are accounted for according to the OSA. Servco recognizes expenses for contributions to its pension plan trusts and for OPEB payments made to retirees. Operating Revenues are recognized for the reimbursement of these costs. Servco has contributed its entire planned contribution of $28 million into its pension plan trusts during 2016. Servco’s pension-related revenues and costs were $16 million and $17 million for the three months ended September 30, 2016 and 2015, respectively, and $28 million and $30 million for the nine months ended September 30, 2016 and 2015, respectively. The OPEB-related revenues earned and costs incurred for each of the three months and nine months ended September 30, 2016 and 2015 were immaterial.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Commitments and Contingent Liabilities
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the face value of Power’s outstanding guarantees, current exposure and margin positions as of September 30, 2016 and December 31, 2015.

	As of	As of
	September 30, 2016	December 31, 2015
	Millions
Face Value of Outstanding Guarantees	$1,797	$1,734
Exposure under Current Guarantees	$143	$172

Letters of Credit Margin Posted	$164	$122
Letters of Credit Margin Received	$136	$192

Cash Deposited and Received:
Counterparty Cash Margin Deposited	$—	$—
Counterparty Cash Margin Received	$(4)	$(15)
Net Broker Balance Deposited (Received)	$(12)	$(5)

Additional Amounts Posted:
Other Letters of Credit	$51	$51

As part of determining credit exposure, Power nets receivables and payables with the corresponding net energy contract balances. See Note 11. Financial Risk Management Activities for further discussion. In accordance with PSEG’s accounting policy, where it is applicable, cash (received)/deposited is allocated against derivative asset and liability positions with the same counterparty on the face of the Balance Sheet. The remaining balances of net cash (received)/deposited after allocation are generally included in Accounts Payable and Receivable, respectively.
In addition to amounts for outstanding guarantees, current exposure and margin positions, PSEG and Power had posted letters of credit to support Power’s various other non-energy contractual and environmental obligations. See preceding table. PSEG also issued a $106 million guarantee to support Power’s payment obligations related to its equity interest in the PennEast natural gas pipeline and a $21 million guarantee to support Power’s payment obligations related to construction of a 755 MW gas-fired combined cycle generating station in Maryland. In the event that PSEG were to be downgraded to below investment grade and failed to meet minimum net worth requirements, these guarantees would each have to be replaced by a letter of credit.

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
The EPA determined that there was a need to perform a comprehensive study of the entire 17 miles of the lower Passaic River. PSE&G and certain of its predecessors conducted operations at properties in this area of the Passaic River. The properties included one operating electric generating station (Essex Site), which was transferred to Power, one former generating station and four former manufactured gas plant (MGP) sites.
In early 2007, 73 Potentially Responsible Parties (PRPs), including PSE&G and Power, formed a Cooperating Parties Group (CPG) and agreed to assume responsibility for conducting a Remedial Investigation and Feasibility Study (RI/FS) of the 17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In 2012, Tierra/Maxus withdrew from the CPG and refused to participate as members going forward, other than with respect to their obligation to fund the EPA’s portion of its RI/FS oversight costs. At such time, the remaining members of the CPG, in agreement with the EPA, commenced the removal of certain contaminated sediments at Passaic River Mile 10.9 at an estimated cost of $25 million to $30 million. Construction is complete. The CPG is awaiting EPA approval of the construction report, long-term monitoring plan and confirmatory sampling plan. PSE&G’s and Power’s combined share of the cost of that effort is approximately three percent. The remaining CPG members have reserved their rights to seek reimbursement from Tierra/Maxus for the costs of the River Mile 10.9 removal.
On April 11, 2014, the EPA released its revised draft “Focused Feasibility Study” (FFS) which contemplated the removal of 4.3 million cubic yards of sediment from the bottom of the lower eight miles of the 17-mile stretch of the Passaic River. The revised draft FFS set forth various alternatives for remediating this portion of the Passaic River.
The CPG, which consisted of 52 members as of September 30, 2016, provided a draft RI and draft FS, both relating to the entire 17 miles of the lower Passaic River, to the EPA on February 18, 2015 and April 30, 2015, respectively. The estimated total cost for the preparation of the RI/FS is approximately $167 million, which the CPG continues to incur. Of the estimated $167 million, as of September 30, 2016, the CPG had spent approximately $156 million, of which PSE&G’s and Power’s combined share was approximately $10 million.
The CPG’s draft FS set forth various alternatives for remediating the lower Passaic River. It set forth the CPG’s estimated costs to remediate the lower 17 miles of the Passaic River which range from approximately $518 million to $3.2 billion on an undiscounted basis. The CPG identified a targeted remedy in the draft FS which would involve removal, treatment and disposal of contaminated sediments taken from targeted locations within the entire 17 miles of the lower Passaic River. The estimated cost in the draft FS for the targeted remedy ranged from approximately $518 million to $772 million. Based on (i) the low end of the range of the current estimates of costs to remediate, (ii) PSE&G’s and Power’s estimated share of those costs, and (iii) the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued a $10 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued a $3 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2015.
In March 2016, the EPA released its Record of Decision (ROD) for the FFS which requires the removal of 3.5 million cubic yards of sediment from the Passaic River’s lower 8.3 miles at an estimated cost of $2.3 billion on an undiscounted basis (ROD Remedy). The ROD Remedy requires a bank-to-bank dredge ranging from approximately 5 to 30 feet deep in the federal navigation channel from River Mile 0 to River Mile 1.7 and an approximately 2.5 foot deep dredge everywhere else in the lower 8.3 miles of the river. An engineered cap approximately two feet thick will be placed over the dredged areas. Dredged sediments will be transported to facilities and landfills out-of-state. The EPA estimates the total project length to be about 11 years, including a one year period of negotiation with the PRPs, three to four years to design the project and six years for implementation.
Based upon the estimated cost of the ROD Remedy, PSEG’s estimate of PSE&G’s and Power’s shares of that cost, and the continued ability of PSE&G to recover such costs in its rates, PSE&G accrued an additional $36 million Environmental Costs Liability and a corresponding Regulatory Asset and Power accrued an additional $8 million Other Noncurrent Liability and a corresponding O&M Expense in the first quarter of 2016. As of September 30, 2016, these accruals bring the total liability to approximately $57 million, $46 million applicable to PSE&G and $11 million applicable to Power.
Also in March 2016, the EPA sent a notice letter to 105 PRPs, including PSE&G, all other past and present members of the CPG, including Occidental Chemical Corporation (OCC), and the towns of Newark, Kearny and Harrison and the Passaic Valley Sewerage Commission stating that the EPA wants to determine whether OCC, a successor company to Diamond

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Shamrock, would voluntarily perform the remedial design for the ROD Remedy. On September 30, 2016, OCC and the EPA executed an Administrative Settlement Agreement and Order on Consent for Remedial Design under which OCC agreed to conduct the remedial design for the ROD. With OCC’s commitment to perform the remedial design, it is anticipated that the EPA will begin negotiation of a remedial action consent decree, under which OCC and the other “major PRPs” will implement and/or pay for the EPA’s ROD Remedy for the lower 8.3 miles. The EPA has not defined “major PRP.”
On June 16, 2016, Tierra and Maxus, successors to Diamond Shamrock, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although PSEG does not currently anticipate that the filing for bankruptcy by Tierra and Maxus will affect its allocable share or total liability for the Passaic River matter, PSEG, through the CPG and independently, will monitor the bankruptcy proceedings to identify any potential impact on PSEG’s share of the costs.
The EPA has broad authority to implement its selected remedy through the ROD and PSEG cannot at this time predict how the implementation of the ROD might impact PSE&G’s and Power’s ultimate liability. Until (i) the RI/FS, which covers the entire 17 miles of the lower Passaic River, is finalized either in whole or in part, (ii) an agreement by the PRPs to perform either the ROD Remedy as issued, or an amended ROD Remedy determined through negotiation or litigation, and an agreed upon remedy for the remaining 8.7 miles of the river, are reached, (iii) PSE&G’s and Power’s respective shares of the costs, both in the aggregate as well as individually, are determined, and (iv) PSE&G’s continued ability to recover the costs in its rates is determined, it is not possible to predict this matter’s ultimate impact on PSEG’s financial statements. It is possible that PSE&G and Power will record additional costs beyond what they have accrued, and that such costs could be material, but PSEG cannot at the current time estimate the amount or range of any additional costs.
Natural Resource Damage Claims
In 2003, the New Jersey Department of Environmental Protection (NJDEP) directed PSEG, PSE&G and 56 other PRPs to arrange for a natural resource damage assessment and interim compensatory restoration of natural resource injuries along the lower Passaic River and its tributaries pursuant to the New Jersey Spill Compensation and Control Act. The NJDEP alleged that hazardous substances had been discharged from the Essex Site and the Harrison Site. The NJDEP estimated the cost of interim natural resource injury restoration activities along the lower Passaic River at approximately $950 million. In 2007, agencies of the U.S. Department of Commerce and the U.S. Department of the Interior (the Passaic River federal trustees) sent letters to PSE&G and other PRPs inviting participation in an assessment of injuries to natural resources that the agencies intended to perform. In 2008, PSEG and a number of other PRPs agreed to share certain immaterial costs the trustees have incurred and will incur going forward, and to work with the trustees to explore whether some or all of the trustees’ claims can be resolved in a cooperative fashion. That effort is continuing. PSE&G and Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter.
Newark Bay Study Area
The EPA has established the Newark Bay Study Area, which it defines as Newark Bay and portions of the Hackensack River, the Arthur Kill and the Kill Van Kull. In August 2006, the EPA sent PSEG and 11 other entities notices that it considered each of the entities to be a PRP with respect to contamination in the Study Area. The notice letter requested that the PRPs fund an EPA-approved study in the Newark Bay Study Area. The notice stated the EPA’s belief that hazardous substances were released from sites owned by PSEG companies and located on the Hackensack River, including two operating electric generating stations (Hudson and Kearny sites) and one former MGP site. PSEG has participated in and partially funded the second phase of this study. Notices to fund the next phase of the study have been received but PSEG has not consented to fund the third phase. PSE&G and Power are unable to estimate their respective portions of the possible loss or range of loss related to this matter.
MGP Remediation Program
PSE&G is working with the NJDEP to assess, investigate and remediate environmental conditions at its former MGP sites. To date, 38 sites requiring some level of remedial action have been identified. Based on its current studies, PSE&G has determined that the estimated cost to remediate all MGP sites to completion could range between $424 million and $481 million through 2021, including its $46 million share for the Passaic River accrued as of September 30, 2016, as discussed above. Since no amount within the range is considered to be most likely, PSE&G has recorded a liability of $424 million as of September 30, 2016. Of this amount, $70 million was recorded in Other Current Liabilities and $354 million was reflected as Environmental Costs in Noncurrent Liabilities. PSE&G has recorded a $424 million Regulatory Asset with respect to these costs. PSE&G periodically updates its studies taking into account any new regulations or new information which could impact future remediation costs and adjusts its recorded liability accordingly. NJDEP, PSEG and EPA representatives have had discussions regarding whether sampling in the Passaic River is required to delineate coal tar from MGP sites that abut the Passaic River Superfund site. PSEG cannot determine at this time whether this will have an impact on the Passaic River Superfund remedy.

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
On June 10, 2016, the NJDEP issued a final NJPDES permit for Salem with an effective date of August 1, 2016. The final permit does not require installation of cooling towers and allows Salem to continue to operate utilizing the existing once-through cooling water system. The final permit does not mandate specific service water system modifications, but consistent with Section 316 (b) of the Clean Water Act, it requires additional studies and the selection of technology to address impingement for the service water system. On July 8, 2016, the Delaware Riverkeeper Network (Riverkeeper) filed a request challenging the NJDEP’s issuance of the final permit for Salem. The Riverkeeper’s filing does not change the effective date of the permit. If the Riverkeeper’s challenge were successful, Power may be required to incur additional costs to comply with the Clean Water Act. Such service water system modification costs could be material and could adversely impact the economic competitiveness of this facility.
State permitting decisions at Bridgeport and possibly New Haven could also have a material impact on Power’s ability to renew permits at its existing larger once-through cooled plants without making significant upgrades to existing intake structures and cooling systems.
Power is unable to predict the outcome of these permitting decisions and the effect, if any, that they may have on Power’s future capital requirements, financial condition or results of operations.
Power is actively engaged with the Connecticut Department of Energy and Environmental Protection (CTDEEP) regarding renewal of the current permit for the cooling water intake structure at Bridgeport Harbor Station Unit 3 (BH3). To address compliance with the EPA’s Clean Water Act Section 316(b) final rule, the current proposal under consideration is that, if a final permit is issued, Power would continue to operate BH3 without making the capital expenditures for modification to the existing intake structure and retire BH3 in 2021, which is four years earlier than the current estimated useful life ending in 2025. Based on current discussions with the CTDEEP, if the proposal is accepted, a final permit could be issued in late 2016.
Separately, Power has also negotiated a Community Environmental Benefit Agreement (CEBA) with the City of Bridgeport, Connecticut. That CEBA provides that Power would retire BH3 early if all its precedent conditions occur, which include receipt

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of all final permits to build and operate a proposed new combined cycle generating facility on the same site that BH3 currently operates. The receipt of permits to allow construction and operation of the new facility could occur in 2017. Absent those conditions being met, and the permit for the cooling water intake structure referred to above not being issued, Power will seek to operate BH3 through the current estimated useful life.
In February 2016, the proposed new generating facility at Bridgeport Harbor was awarded a capacity obligation. Operations are expected to begin in mid-2019.
Bridgeport Harbor National Pollutant Discharge Elimination System (NPDES) Permit Compliance
In April 2015, Power determined that monitoring and reporting practices related to certain permitted wastewater discharges at its Bridgeport Harbor station may have violated conditions of the station’s NPDES permit and applicable regulations and could subject it to fines and penalties. Power has notified the CTDEEP of the issues and has taken actions to investigate and resolve the potential non-compliance. Power cannot predict the impact of this matter.
Jersey City, New Jersey Subsurface Feeder Cable Matter
In early October 2016, a discharge of mineral oil dielectric fluid from subsurface feeder cables located in the Hudson River near Jersey City, New Jersey, was identified and reported to the New Jersey Department of Environmental Protection (NJDEP). The feeder cables are located within a subsurface easement granted to PSE&G by the property owners, Newport Associates Development Company (NADC) and Newport Associates Phase I Developer Limited Partnership. The feeder cables are subject to agreements between PSE&G and Consolidated Edison Company of New York, Inc. (Con Edison) and are jointly owned by PSE&G and Con Edison, with PSE&G owning the portion of the cables located in New Jersey and Con Edison owning the portion of the cables located in New York. The NJDEP has declared an emergency and an emergency response action has been undertaken to investigate, contain, remediate and stop the fluid discharge; to assess, repair and restore the cables to good working order; and to restore the property. The U.S. Coast Guard has issued Notices of Federal Interest for an Oil Pollution Incident, to the property owners, PSE&G and Con Edison, and the NJDEP has issued a Field Directive to both PSE&G and Con Edison. The investigation and response actions related to the fluid discharge are ongoing. The investigation of the discharge and its potential cause is in the preliminary stages, making it difficult to determine the timing and potential costs to resolve this matter, as well as responsibility for such costs between PSE&G, Con Edison and NADC; however, based on currently available information and the potential scope of the necessary repair and remediation work, the costs could be material.
Steam Electric Effluent Guidelines
On September 30, 2015, the EPA issued a new Effluent Guidelines Limitation Rule for steam electric generating units. The rule establishes new best available technology economically achievable (BAT) standards for fly ash transport water, bottom ash transport water, flue gas desulfurization and flue gas mercury control wastewater. The EPA provides an implementation period for currently existing discharges of three years or up to eight years if a facility needs more time to implement equipment upgrades and provide supporting information to its permitting authority. In the intervening time period, existing discharge standards continue to apply. Power’s Bridgeport Harbor station and the jointly-owned Keystone and Conemaugh stations, have bottom ash transport water discharges that are regulated under this rule. Power is unable to predict if this rule will have a material impact on its future capital requirements, financial condition and results of operations.
Coal Combustion Residuals (CCRs)
On December 19, 2014, the EPA issued a final rule which regulates CCRs as non-hazardous and requires that facility owners implement a series of actions to close or upgrade existing CCR surface impoundments and/or landfills. It also establishes new provisions for the construction of new surface impoundments and landfills. Power’s Hudson and Mercer generating stations, along with its co-owned Keystone and Conemaugh stations, are subject to the provisions of this rule. On April 17, 2015, the final rule was published with an effective date of October 19, 2015. Accordingly in June 2015, Power recorded an additional asset retirement obligation to comply with the final CCR rule which was not material to Power’s results of operations, financial condition or cash flows.
Basic Generation Service (BGS) and Basic Gas Supply Service (BGSS)
PSE&G obtains its electric supply requirements through the annual New Jersey BGS auctions for two categories of customers who choose not to purchase electric supply from third party suppliers. The first category, which represents about 80% of PSE&G’s load requirement, is residential and smaller commercial and industrial customers (BGS-Residential Small Commercial Pricing (RSCP)). The second category is larger customers that exceed a BPU-established load (kW) threshold (BGS-Commercial and Industrial Energy Pricing (CIEP)). Pursuant to applicable BPU rules, PSE&G enters into the Supplier Master Agreement with the winners of these BGS auctions following the BPU’s approval of the auction results. PSE&G has entered into contracts with winning BGS suppliers, including Power, to purchase BGS for PSE&G’s load requirements. The winners of the auction (including Power) are responsible for fulfilling all the requirements of a PJM Load Serving Entity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including the provision of capacity, energy, ancillary services, transmission and any other services required by PJM. BGS suppliers assume all volume risk and customer migration risk and must satisfy New Jersey’s renewable portfolio standards.
The BGS-CIEP auction is for a one-year supply period from June 1 to May 31 with the BGS-CIEP auction price measured in dollars per MW-day for capacity. The final price for the BGS-CIEP auction year commencing June 1, 2016 is $335.33 per MW-day, replacing the BGS-CIEP auction year price ending May 31, 2016 of $272.78 per MW-day. Energy for BGS-CIEP is priced at hourly PJM locational marginal prices for the contract period.
PSE&G contracts for its anticipated BGS-RSCP load on a three-year rolling basis, whereby each year one-third of the load is procured for a three-year period. The contract prices in dollars per MWh for the BGS-RSCP supply, as well as the approximate load, are as follows:

	Auction Year
	2013	2014	2015	2016
36-Month Terms Ending	May 2016	May 2017	May 2018	May 2019	(A)
Load (MW)	2,800	2,800	2,900	2,800
$ per MWh	$92.18	$97.39	$99.54	$96.38

(A)	Prices set in the 2016 BGS auction year became effective on June 1, 2016 when the 2013 BGS auction agreements expired.
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
PSE&G has a full-requirements contract with Power to meet the gas supply requirements of PSE&G’s gas customers. Power has entered into hedges for a portion of these anticipated BGSS obligations, as permitted by the BPU. The BPU permits PSE&G to recover the cost of gas hedging up to 115 billion cubic feet or 80% of its residential gas supply annual requirements through the BGSS tariff. Current plans call for Power to hedge on behalf of PSE&G approximately 70 billion cubic feet or 50% of its residential gas supply annual requirements. For additional information, see Note 18. Related-Party Transactions.
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
Power has various multi-year contracts for natural gas and firm transportation and storage capacity for natural gas that are primarily used to meet its obligations to PSE&G. When there is excess delivery capacity available beyond the needs of PSE&G’s customers, Power can use the gas to supply its fossil generating stations.
Power also has various long-term fuel purchase commitments for coal through 2018 to support its fossil generation stations.
As of September 30, 2016, the total minimum purchase requirements included in these commitments were as follows:

Fuel Type	Power's Share of Commitments through 2020
Millions
Nuclear Fuel
Uranium	$338
Enrichment	$307
Fabrication	$179
Natural Gas	$904
Coal	$235

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regulatory Proceedings
FERC Compliance
In the first quarter of 2014, Power discovered that it incorrectly calculated certain components of its cost-based bids for its New Jersey fossil generating units in the PJM energy market. Upon discovery of the errors, PSEG retained outside counsel to assist in the conduct of an investigation into the matter and self-reported the errors. As the internal investigation proceeded, additional pricing errors in the bids were identified. It was further determined that the quantity of energy that Power offered into the energy market for its fossil peaking units differed from the amount for which Power was compensated in the capacity market for those units. PSEG informed FERC, PJM and the PJM Independent Market Monitor (IMM) of these additional issues, corrected the identified errors, and modified the bid quantities for Power’s peaking units. Power continues to implement procedures to help mitigate the risk of similar issues occurring in the future.
During the three month period ended March 31, 2014, based upon its best estimate available at the time, Power recorded a charge to income in the amount of $25 million related to this matter. No additional charges to income have been recorded for this matter since that time.
Since September 2014, FERC Staff has been conducting a preliminary, non-public staff investigation into the matter and issued data requests covering a period from 2002 through the date of the self-report. This investigation is ongoing. Since that time, Power has responded to data requests from FERC Staff, including recent data requests in which Power has recalculated certain of its energy bids in PJM for a five year period, and may receive additional data requests or other fact finding. The FERC Staff investigation is still in the fact finding stage and there is considerable uncertainty around FERC’s response to PSEG’s legal arguments and the amount of disgorgement or other remedies FERC may ultimately seek.
PSEG is unable to reasonably estimate the range of possible loss for this matter; however, the amounts of potential disgorgement and other potential penalties that Power may incur span a wide range depending on the success of PSEG’s legal arguments. These arguments include that Power’s energy market bids in a substantial majority of the hours were below the allowed rate under the Tariff and therefore any errors in those hours were immaterial and that it is unclear whether the quantity of the bids violated any legal requirement. If PSEG’s legal arguments do not prevail in whole or in part with FERC or in a judicial challenge that PSEG may choose to pursue, it is likely that Power would record additional losses and that such additional losses would be material to PSEG’s and Power’s Consolidated Statements of Operations in the quarterly and annual periods in which they are recorded.
Nuclear Insurance Coverages
The following should be read in conjunction with Note 12. Commitments and Contingent Liabilities to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2015.
Based upon a review of its nuclear insurance, Power made changes to its Nuclear Electric Insurance Limited (NEIL) insurance coverage of the excess layer for property damage which became effective on April 1, 2016. The excess layer provides coverage above the primary layer of NEIL insurance coverage for property damage of $1.5 billion. For the excess layer at the Salem/Hope Creek site, Power purchased coverage for property damage of $300 million due to a nuclear event and $300 million due to a non-nuclear event. For the excess layer at the Peach Bottom site, Power purchased coverage for its ownership interest for property damage of $300 million due to a nuclear event. For the excess layer at the Peach Bottom site, Exelon purchased coverage for property damage of $600 million due to a non-nuclear event which covers the ownership interest of Power.

Note 10. Debt and Credit Facilities
Long-Term Debt Financing Transactions
The following long-term debt transactions occurred in the nine months ended September 30, 2016:
PSE&G

•	issued $300 million of 1.90% Secured Medium-Term Notes, Series K due March 2021,

•	issued $550 million of 3.80% Secured Medium-Term Notes, Series K due March 2046,

•	issued $425 million of 2.25% Secured Medium-Term Notes, Series L due September 2026,

•	retired $171 million of 6.75% Secured First and Refunding Mortgage Bonds, Series VV at maturity, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
repurchased at par $100 million of Pollution Control Financing Authority of Salem County Bonds (Salem Bonds) and retired a like aggregate principal amount of its First and Refunding Mortgage Bonds which serviced and secured the Salem Bonds.

Power

•	issued $700 million of 3.00% Senior Notes due June 2021,

•	retired $303 million of 5.32% Senior Notes due September 2016 and

•	retired $250 million of 2.75% Senior Notes due September 2016.

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
The commitments under PSEG’s $4.2 billion credit facilities are provided by a diverse bank group with no single institution representing more than 7% of the total commitments in PSEG’s credit facilities. As of September 30, 2016, PSEG’s total available credit capacity of $3.7 billion was in excess of its anticipated maximum liquidity requirements.
Each of PSEG’s credit facilities is restricted as to availability and use to the specific companies as listed in the following table; however, if necessary, the PSEG facilities can also be used to support its subsidiaries’ liquidity needs. PSEG’s total credit facilities and available liquidity as of September 30, 2016 were as follows:

	As of September 30, 2016
Company/Facility	Total Facility	Usage (D)	Available Liquidity	Expiration Date	Primary Purpose
	Millions
PSEG
5-year Credit Facility	$500	$10	$490	Apr 2019	Commercial Paper (CP) Support/Funding/Letters of Credit
5-year Credit Facility (A)	500	255	245	Apr 2020	CP Support/Funding/Letters of Credit
Total PSEG	$1,000	$265	$735
PSE&G
5-year Credit Facility (B)	$600	$14	$586	Apr 2020	CP Support/Funding/Letters of Credit
Total PSE&G	$600	$14	$586
Power
5-year Credit Facility	$1,600	$194	$1,406	Apr 2019	Funding/Letters of Credit
5-year Credit Facility (C)	953	11	942	Apr 2020	Funding/Letters of Credit
Total Power	$2,553	$205	$2,348
Total	$4,153	$484	$3,669

(A)	PSEG facility will be reduced by $12 million in March 2018.

(B)	PSE&G facility will be reduced by $14 million in March 2018.

(C)	Power facility will be reduced by $24 million in March 2018.

(D)
The primary use of PSEG’s and PSE&G’s credit facilities is to support their respective CP Programs. As of September 30, 2016, PSEG had $255 million outstanding under its CP Program at a weighted average interest rate of 0.79%. As of September 30, 2016, PSE&G had no amounts outstanding under its CP Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Financial Risk Management Activities
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
Derivative accounting guidance requires that a derivative instrument be recognized as either an asset or a liability at fair value, with changes in fair value of the derivative recognized in earnings each period. Other accounting treatments are available through special election and designation provided that the derivative instrument meets specific, restrictive criteria, both at the time of designation and on an ongoing basis. These alternative permissible treatments include normal purchase normal sale (NPNS), cash flow hedge and fair value hedge accounting. PSEG, Power and PSE&G have applied the NPNS scope exception to certain derivative contracts for the forward sale of generation, power procurement agreements and fuel agreements. Transactions receiving NPNS treatment are accounted for upon settlement. For a derivative instrument that qualifies and is designated as a cash flow hedge, the changes in the fair value of such a derivative that are highly effective are recorded in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction. For a derivative instrument that qualifies and is designated as a fair value hedge, the gains or losses on the derivative as well as the offsetting losses or gains on the hedged item attributable to the hedged risk are recognized in earnings each period. Power and PSE&G enter into additional contracts that are derivatives, but are not designated as either cash flow hedges or fair value hedges. These transactions are economic hedges and are recorded at fair market value.
Commodity Prices
Within PSEG and its affiliate companies, Power has the most exposure to commodity price risk. Power is exposed to price risk primarily relating to changes in the market price of electricity, fossil fuels and other commodities. Fluctuations in market prices result from changes in supply and demand, fuel costs, market conditions, weather, state and federal regulatory policies, environmental policies, transmission availability and other factors. Power uses a variety of derivative and non-derivative instruments to manage the commodity price risk of its electric generation facilities, including physical and financial transactions in the wholesale energy markets to mitigate the effects of adverse movements in fuel and electricity prices. The fair value for the majority of these contracts is obtained from quoted market sources. Modeling techniques using assumptions reflective of current market rates, yield curves and forward prices are used to interpolate certain prices when no quoted market exists. PSEG had no commodity derivative transactions designated as cash flow or fair value hedges as of September 30, 2016 and December 31, 2015.
Economic Hedges
Power enters into derivative contracts that are not designated as either cash flow or fair value hedges. Power enters into financial options, futures, swaps, fuel purchases and forward purchases and sales of electricity. These transactions are economic hedges, intended to mitigate exposure to fluctuations in commodity prices and optimize the value of Power’s expected generation. Changes in the fair market value of these contracts are recorded in earnings. PSE&G is a party to a long-term natural gas sales derivative contract to optimize its pipeline capacity utilization. Changes in the fair market value of the contract are recorded in Regulatory Assets and Regulatory Liabilities.
Interest Rates
PSEG, Power and PSE&G are subject to the risk of fluctuating interest rates in the normal course of business. Exposure to this risk is managed by targeting a balanced debt maturity profile which limits refinancing in any given period or interest rate environment. In addition, they have used a mix of fixed and floating rate debt and interest rate swaps.
Fair Value Hedges
PSEG enters into fair value hedges to convert fixed-rate debt into variable-rate debt. The changes in fair value of the interest rate swaps are fully offset by the changes in the fair value of the underlying forecasted interest payments of the debt. Interest rate swaps totaling $550 million that converted the retired Power’s Senior Notes due September 2016 into variable-rate debt matured in the third quarter. There were no outstanding interest rate swaps as of September 30, 2016. As of December 31, 2015, the fair value of all the underlying hedges was $6 million. The effect of these hedges reduced interest expense by $2 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $6 million and $15 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash Flow Hedges
PSEG uses interest rate swaps and other derivatives, which are designated and effective as cash flow hedges, to manage its exposure to the variability of cash flows, primarily related to variable-rate debt instruments. As of September 30, 2016, PSEG had interest rate hedges outstanding totaling $500 million. These hedges convert PSEG’s $500 million variable rate term loan due November 2017 into a fixed rate loan. The fair value of these hedges and the related ineffectiveness were immaterial as of September 30, 2016. PSEG interest rate hedges totaling $400 million were terminated during the second quarter and a gain of $2 million was recorded in Accumulated Other Comprehensive Income (Loss) (after tax) and will amortize to interest expense over the remaining life of Power’s $700 million of 3% Senior Notes due June 2021. For additional information see Note 10. Debt and Credit Facilities. There were no outstanding interest rate cash flow hedges as of December 31, 2015. The Accumulated Other Comprehensive Income (Loss) (after tax) related to existing and terminated interest rate derivatives designated as cash flow hedges was $2 million as of September 30, 2016 and was immaterial as of December 31, 2015. The after-tax unrealized gains on these hedges expected to be reclassified to earnings during the next 12 months are immaterial. The expiration date of the longest-dated interest rate hedge is in May 2021.
Fair Values of Derivative Instruments
The following are the fair values of derivative instruments on the Condensed Consolidated Balance Sheets. The following tables also include disclosures for offsetting derivative assets and liabilities which are subject to a master netting or similar agreement. In general, the terms of the agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. Accordingly, and in accordance with PSEG’s accounting policy, these positions have been offset on the Condensed Consolidated Balance Sheets of Power, PSE&G and PSEG. The following tabular disclosure does not include the offsetting of trade receivables and payables.

	As of September 30, 2016 (A)
	Power			PSE&G	PSEG	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$432	$(283)	$149	$—	$—	$149
Noncurrent Assets	305	(219)	86	—	—	86
Total Mark-to-Market Derivative Assets	$737	$(502)	$235	$—	$—	$235
Derivative Contracts
Current Liabilities	$(314)	$278	$(36)	$(4)	$—	$(40)
Noncurrent Liabilities	(219)	206	(13)	—	—	(13)
Total Mark-to-Market Derivative (Liabilities)	$(533)	$484	$(49)	$(4)	$—	$(53)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$204	$(18)	$186	$(4)	$—	$182

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2015 (A)
	Power			PSE&G	PSEG	Consolidated
	Not Designated			Not Designated	Designated as Hedges
Balance Sheet Location	Energy- Related Contracts	Netting (B)	Total Power	Energy- Related Contracts	Interest Rate Swaps	Total Derivatives
	Millions
Derivative Contracts
Current Assets	$700	$(477)	$223	$13	$6	$242
Noncurrent Assets	208	(131)	77	—	—	77
Total Mark-to-Market Derivative Assets	$908	$(608)	$300	$13	$6	$319
Derivative Contracts
Current Liabilities	$(513)	$437	$(76)	$—	$—	$(76)
Noncurrent Liabilities	(132)	116	(16)	(11)	—	(27)
Total Mark-to-Market Derivative (Liabilities)	$(645)	$553	$(92)	$(11)	$—	$(103)
Total Net Mark-to-Market Derivative Assets (Liabilities)	$263	$(55)	$208	$2	$6	$216

(A)
Substantially all of Power’s and PSEG’s derivative instruments are contracts subject to master netting agreements. Contracts not subject to master netting or similar agreements are immaterial and did not have any collateral posted or received as of September 30, 2016 and December 31, 2015. PSE&G does not have any derivative contracts subject to master netting or similar agreements.

(B)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset on the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, net cash collateral (received) paid of $(18) million and $(55) million, respectively, were netted against the corresponding net derivative contract positions. Of the $(18) million as of September 30, 2016, $(13) million and $(14) million of cash collateral were netted against current assets and noncurrent assets, respectively, and $9 million was netted against current liabilities. Of the $(55) million as of December 31, 2015, $(53) million and $(16) million were netted against current assets and noncurrent assets, respectively, and $12 million and $2 million were netted against current liabilities and noncurrent liabilities, respectively.

Certain of Power’s derivative instruments contain provisions that require Power to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon Power’s credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. These credit risk-related contingent features stipulate that if Power were to be downgraded to a below investment grade rating, it would be required to provide additional collateral. A below investment grade credit rating for Power would represent a three level downgrade from its current S&P and Moody’s ratings. This incremental collateral requirement can offset collateral requirements related to other derivative instruments that are assets with the same counterparty, where the contractual right of offset exists under applicable master agreements. Power also enters into commodity transactions on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE). The NYMEX and ICE clearing houses act as counterparties to each trade. Transactions on the NYMEX and ICE must adhere to comprehensive collateral and margin requirements.
The aggregate fair value of all derivative instruments with credit risk-related contingent features in a liability position that are not fully collateralized (excluding transactions on the NYMEX and ICE that are fully collateralized, and contracts designated as NPNS) was $42 million and $78 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, Power had the contractual right of offset of $11 million and $12 million, respectively, related to derivative instruments that are assets with the same counterparty under agreements and net of margin posted. If Power had been downgraded to a below investment grade rating, it would have had additional collateral obligations of $31 million and $66 million as of September 30, 2016 and December 31, 2015, respectively, related to its derivatives, net of the contractual right of offset under master agreements and the application of collateral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the three months ended September 30, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
	Millions
PSEG
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$—	Operating Revenues	$—	$—
Interest Rate Swaps	1	—	Interest Expense	—	—	Interest Expense	—	—
Total PSEG	$1	$1		$—	$—		$—	$—
Power
Energy-Related Contracts	$—	$1	Operating Revenues	$—	$—	Operating Revenues	$—	$—
Total Power	$—	$1		$—	$—		$—	$—

The following shows the effect on the Condensed Consolidated Statements of Operations and on Accumulated Other Comprehensive Income (AOCI) of derivative instruments designated as cash flow hedges for the nine months ended September 30, 2016 and 2015.

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Pre-Tax Gain (Loss) Reclassified from AOCI into Income	Amount of Pre-Tax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Pre-Tax Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2016	2015		2016	2015		2016	2015
	Millions
PSEG
Energy-Related Contracts	$—	$2	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Interest Rate Swaps	3	—	Interest Expense	—	—	Interest Expense	—	—
Total PSEG	$3	$2		$—	$17		$—	$—
Power
Energy-Related Contracts	$—	$2	Operating Revenues	$—	$17	Operating Revenues	$—	$—
Total Power	$—	$2		$—	$17		$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following reconciles the Accumulated Other Comprehensive Income for derivative activity included in the Accumulated Other Comprehensive Loss of PSEG on a pre-tax and after-tax basis.

Accumulated Other Comprehensive Income	Pre-Tax		After-Tax
	Millions
Balance as of December 31, 2015	$—		$—
Gain Recognized in AOCI	2	—	1
Less: Gain Reclassified into Income	—		—
Balance as of June 30, 2016	$2		$1
Gain Recognized in AOCI	1		1
Less: Gain Reclassified into Income	—		—
Balance as of September 30, 2016	$3		$2

The following shows the effect on the Condensed Consolidated Statements of Operations of derivative instruments not designated as hedging instruments or as NPNS, such as its BGS contracts and certain other energy supply contracts, for the three months and nine months ended September 30, 2016 and 2015. Power’s derivative contracts reflected in these tables include contracts to hedge the purchase and sale of electricity and natural gas, and the purchase of fuel.

Derivatives Not Designated as Hedges	Location of Pre-Tax Gain (Loss) Recognized in Income on Derivatives	Pre-Tax Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
		Millions
PSEG and Power
Energy-Related Contracts	Operating Revenues	$125	$154	$255	$202
Energy-Related Contracts	Energy Costs	(11)	(4)	(3)	(4)
Total PSEG and Power		$114	$150	$252	$198

The following reflects the gross volume, on an absolute value basis, of derivatives as of September 30, 2016 and December 31, 2015.

Type	Notional	Total	PSEG	Power	PSE&G
		Millions
As of September 30, 2016
Natural Gas	Dekatherm (Dth)	315	—	300	15
Electricity	MWh	349	—	349	—
Financial Transmission Rights (FTRs)	MWh	14	—	14	—
Interest Rate Swaps	U.S. Dollars	500	500	—	—
As of December 31, 2015
Natural Gas	Dth	201	—	168	33
Electricity	MWh	299	—	299	—
FTRs	MWh	23	—	23	—
Interest Rate Swaps	U.S. Dollars	550	550	—	—

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
As of September 30, 2016, 92% of the net credit exposure for Power’s operations was with investment grade counterparties. Credit exposure is defined as any positive results of netting accounts receivable/accounts payable and the forward value of open positions (which includes all financial instruments including derivatives and non-derivatives and normal purchases/normal sales).
The following table provides information on Power’s credit risk from others, net of collateral, as of September 30, 2016. It further delineates that exposure by the credit rating of the counterparties and provides guidance on the concentration of credit risk to individual counterparties and an indication of the quality of Power’s credit risk by credit rating of the counterparties.

Rating	Current Exposure	Securities Held as Collateral	Net Exposure	Number of Counterparties >10%	Net Exposure of Counterparties >10%
	Millions				Millions
Investment Grade—External Rating	$384	$135	$249	2	$147	(A)
Non-Investment Grade—External Rating	24	—	24	—	—
Investment Grade—No External Rating	9	—	9	—	—
Non-Investment Grade—No External Rating	1	1	—	—	—
Total	$418	$136	$282	2	$147

(A)	Represents net exposure of $114 million with PSE&G. The remaining net exposure of $33 million is with a non-affiliated power purchaser which is an investment grade counterparty.
As of September 30, 2016, collateral held from counterparties where Power had credit exposure included $3 million in cash collateral and $133 million in letters of credit.
As of September 30, 2016, Power had 135 active counterparties.
PSE&G’s supplier master agreements are approved by the BPU and govern the terms of its electric supply procurement contracts. These agreements define a supplier’s performance assurance requirements and allow a supplier to meet its credit requirements with a certain amount of unsecured credit. The amount of unsecured credit is determined based on the supplier’s credit ratings from the major credit rating agencies and the supplier’s tangible net worth. The credit position is based on the initial market price, which is the forward price of energy on the day the procurement transaction is executed, compared to the forward price curve for energy on the valuation day. To the extent that the forward price curve for energy exceeds the initial market price, the supplier is required to post a parental guaranty or other security instrument such as a letter of credit or cash, as collateral to the extent the credit exposure is greater than the supplier’s unsecured credit limit. As of September 30, 2016, primarily all of the posted collateral was in the form of parental guarantees. The unsecured credit used by the suppliers represents PSE&G’s net credit exposure. PSE&G’s suppliers’ credit exposure is calculated each business day. As of September 30, 2016, PSE&G had no net credit exposure with suppliers, including Power.
PSE&G is permitted to recover its costs of procuring energy through the BPU-approved BGS tariffs. PSE&G’s counterparty credit risk is mitigated by its ability to recover realized energy costs through customer rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Fair Value Measurements
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
Level 1—measurements utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that PSEG, PSE&G and Power have the ability to access. These consist primarily of listed equity securities and money market mutual funds.
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
Level 3—measurements use unobservable inputs for assets or liabilities, based on the best information available and might include an entity’s own data and assumptions. In some valuations, the inputs used may fall into different levels of the hierarchy. In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2016, these consisted primarily of long-term gas supply contracts and certain electric load contracts.
The following tables present information about PSEG’s, PSE&G’s and Power’s respective assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, including the fair value measurements and the levels of inputs used in determining those fair values. Amounts shown for PSEG include the amounts shown for PSE&G and Power.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of September 30, 2016
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$357	$—	$357	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$235	$(502)	$—	$722	$15
Interest Rate Swaps (C)	$—	$—	$—	$—	$—
NDT Fund (D)
Equity Securities	$922	$—	$922	$—	$—
Debt Securities—Govt Obligations	$530	$—	$—	$530	$—
Debt Securities—Other	$360	$—	$—	$360	$—
Other Securities	$45	$—	$45	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—Govt Obligations	$107	$—	$—	$107	$—
Debt Securities—Other	$94	$—	$—	$94	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(53)	$484	$—	$(533)	$(4)
Interest Rate Swaps (C)	$—	$—	$—	$—	$—
PSE&G
Assets:
Cash Equivalents (A)	$357	$—	$357	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$—	$—	$—	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$4	$—	$4	$—	$—
Debt Securities—Govt Obligations	$22	$—	$—	$22	$—
Debt Securities—Other	$18	$—	$—	$18	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(4)	$—	$—	$—	$(4)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$235	$(502)	$—	$722	$15
NDT Fund (D)
Equity Securities	$922	$—	$922	$—	$—
Debt Securities—Govt Obligations	$530	$—	$—	$530	$—
Debt Securities—Other	$360	$—	$—	$360	$—
Other Securities	$45	$—	$45	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$6	$—	$6	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$23	$—	$—	$23	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(49)	$484	$—	$(533)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Recurring Fair Value Measurements as of December 31, 2015
Description	Total	Netting (E)	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Millions
PSEG
Assets:
Cash Equivalents (A)	$326	$—	$326	$—	$—
Derivative Contracts:
Energy-Related Contracts (B)	$313	$(608)	$—	$896	$25
Interest Rate Swaps (C)	$6	$—	$—	$6	$—
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$22	$—	$22	$—	$—
Debt Securities—Govt Obligations	$108	$—	$—	$108	$—
Debt Securities—Other	$81	$—	$—	$81	$—
Other Securities	$2	$—	$2	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(103)	$553	$—	$(644)	$(12)
PSE&G
Assets:
Cash Equivalents (A)	$160	$—	$160	$—	$—
Derivative Contracts:
Energy Related Contracts (B)	$13	$—	$—	$—	$13
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$21	$—	$—	$21	$—
Debt Securities—Other	$16	$—	$—	$16	$—
Other Securities	$—	$—	$—	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(11)	$—	$—	$—	$(11)
Power
Assets:
Derivative Contracts:
Energy-Related Contracts (B)	$300	$(608)	$—	$896	$12
NDT Fund (D)
Equity Securities	$865	$—	$865	$—	$—
Debt Securities—Govt Obligations	$488	$—	$—	$488	$—
Debt Securities—Other	$359	$—	$—	$359	$—
Other Securities	$42	$—	$42	$—	$—
Rabbi Trust (D)
Equity Securities—Mutual Funds	$5	$—	$5	$—	$—
Debt Securities—Govt Obligations	$26	$—	$—	$26	$—
Debt Securities—Other	$20	$—	$—	$20	$—
Other Securities	$1	$—	$1	$—	$—
Liabilities:
Derivative Contracts:
Energy-Related Contracts (B)	$(92)	$553	$—	$(644)	$(1)

(A)	Represents money market mutual funds.

(B)
Level 2—Fair values for energy-related contracts are obtained primarily using a market-based approach. Most derivative contracts (forward purchase or sale contracts and swaps) are valued using the average of the bid/ask

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(E)
Represents the netting of fair value balances with the same counterparty (where the right of offset exists) and the application of collateral. All cash collateral received or posted that has been allocated to derivative positions, where the right of offset exists, has been offset in the Condensed Consolidated Balance Sheets. As of September 30, 2016, net cash collateral (received) paid of $(18) million was netted against the corresponding net derivative contract positions. Of the $(18) million as of September 30, 2016, $(27) million of cash collateral was netted against assets, and $9 million was netted against liabilities. As of December 31, 2015, net cash collateral (received) paid of $(55) million was netted against the corresponding net derivative contract positions. Of the $(55) million of cash collateral as of December 31, 2015, $(69) million was netted against assets, and $14 million was netted against liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For PSE&G, natural gas supply contracts are measured at fair value using modeling techniques taking into account the current price of natural gas adjusted for appropriate risk factors, as applicable, and internal assumptions about transportation costs, and accordingly, the fair value measurements are classified in Level 3. The fair value of Power’s electric load contracts in which load consumption may change hourly based on demand are measured using certain unobservable inputs, such as historic load variability and, accordingly, are categorized as Level 3. The following tables provide details surrounding significant Level 3 valuations as of September 30, 2016 and December 31, 2015.

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	September 30, 2016		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$—	$(4)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$—	$(4)
Power
Electricity	Electric Load Contracts	$12	$—	Discounted Cash flow	Historic Load Variability	0% to +10%
Gas (A)	Other	3	—
Total Power		$15	$—
Total PSEG		$15	$(4)

	Quantitative Information About Level 3 Fair Value Measurements

					Significant
		Fair Value as of		Valuation	Unobservable
Commodity	Level 3 Position	December 31, 2015		Technique(s)	Input	Range
		Assets	(Liabilities)
		Millions
PSE&G
Gas	Natural Gas Supply Contracts	$13	$(11)	Discounted Cash Flow	Transportation Costs	$0.60 to $0.80/Dth
Total PSE&G		$13	$(11)
Power
Electricity	Electric Load Contracts	$11	$(1)	Discounted Cash Flow	Historic Load Variability	0% to +10%
Electricity	Other	1	—
Total Power		$12	$(1)
Total PSEG		$25	$(12)

(A) Includes gas supply positions that are immaterial.
Significant unobservable inputs listed above would have a direct impact on the fair values of the above Level 3 instruments if they were adjusted. For gas supply contracts where PSE&G is a seller, an increase in gas transportation cost would increase the fair value. For energy-related contracts in cases where Power is a seller, an increase in the load variability would decrease the fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A reconciliation of the beginning and ending balances of Level 3 derivative contracts and securities for the three months and nine months ended September 30, 2016 and September 30, 2015, respectively, follows:
Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2016

	Three Months Ended September 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$5	$8	$(2)	$4	$(4)	$—	$11
PSE&G
Net Derivative Assets (Liabilities)	$(2)	$—	$(2)	$—	$—	$—	$(4)
Power
Net Derivative Assets (Liabilities)	$7	$8	$—	$4	$(4)	$—	$15

	Nine Months Ended September 30, 2016
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2016	Included in Income (A)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2016
	Millions
PSEG
Net Derivative Assets (Liabilities)	$13	$24	$(6)	$4	$(24)	$—	$11
PSE&G
Net Derivative Assets (Liabilities)	$2	$—	$(6)	$—	$—	$—	$(4)
Power
Net Derivative Assets (Liabilities)	$11	$24	$—	$4	$(24)	$—	$15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in Level 3 Assets and (Liabilities) Measured at Fair Value on a Recurring Basis
for the Three Months and Nine Months Ended September 30, 2015

	Three Months Ended September 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of July 1, 2015	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$8	$4	$(8)	$—	$(2)	$—	$2
PSE&G
Net Derivative Assets (Liabilities)	$5	$—	$(8)	$—	$—	$—	$(3)
Power
Net Derivative Assets (Liabilities)	$3	$4	$—	$—	$(2)	$—	$5

	Nine Months Ended September 30, 2015
		Total Gains or (Losses) Realized/Unrealized
Description	Balance as of January 1, 2015	Included in Income (E)	Included in Regulatory Assets/ Liabilities (B)	Purchases (Sales)	Issuances/ Settlements (C)	Transfers In/Out (D)	Balance as of September 30, 2015
	Millions
PSEG
Net Derivative Assets (Liabilities)	$37	$12	$(29)	$—	$(18)	$—	$2
PSE&G
Net Derivative Assets (Liabilities)	$26	$—	$(29)	$—	$—	$—	$(3)
Power
Net Derivative Assets (Liabilities)	$11	$12	$—	$—	$(18)	$—	$5

(A)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $8 million and $24 million in Operating Income for the three months and nine months ended September 30, 2016, respectively. Of the $8 million in Operating Income, $4 million is unrealized. The $24 million in Operating Income is realized.

(B)
Mainly includes gains/losses on PSE&G’s derivative contracts that are not included in either earnings or Accumulated Other Comprehensive Income, as they are deferred as a Regulatory Asset/Liability and are expected to be recovered from/returned to PSE&G’s customers.

(C)
Represents $(4) million and $(24) million in settlements for the three months and nine months ended September 30, 2016, respectively. Represents $(2) million and $(18) million in settlements for the three months and nine months ended September 30, 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(D)	There were no transfers among levels during the three months and nine months ended September 30, 2016 and 2015.

(E)
PSEG’s and Power’s gains and losses attributable to changes in net derivative assets and liabilities include $4 million and $12 million in Operating Income for the three months and nine months ended September 30, 2015, respectively. Of the $4 million in Operating Income, $3 million is unrealized. Of the $12 million in Operating Income, $(6) million is unrealized.

As of September 30, 2016, PSEG carried $2.6 billion of net assets that are measured at fair value on a recurring basis, of which $11 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
As of September 30, 2015, PSEG carried $2.3 billion of net assets that are measured at fair value on a recurring basis, of which $2 million of net assets were measured using unobservable inputs and classified as Level 3 within the fair value hierarchy.
Fair Value of Debt
The estimated fair values were determined using the market quotations or values of instruments with similar terms, credit ratings, remaining maturities and redemptions as of September 30, 2016 and December 31, 2015.

	As of		As of
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Millions
Long-Term Debt:
PSEG (Parent) (A)	$500	$500	$503	$506
PSE&G (B)	7,816	8,996	6,821	7,235
Power - Recourse Debt (B)	2,381	2,788	2,237	2,508
Energy Holdings:
Project Level, Non-Recourse Debt (C)	—	—	7	7
Total Long-Term Debt	$10,697	$12,284	$9,568	$10,256

(A)
Fair value includes a $500 million floating rate term loan and net offsets to debt resulting from adjustments from interest rate swaps entered into to hedge certain debt at Power. The fair value of the term loan debt (Level 2 measurement) was considered to be equal to the carrying value because the interest payments are based on LIBOR rates that are reset monthly. Carrying amount includes such fair value reduced by the unamortized premium resulting from a debt exchange entered into between Power and Energy Holdings.

(B)
Given that most bonds do not trade, the fair value amounts of taxable debt securities (primarily Level 2 measurements) are generally determined by a valuation model that is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves. In order to incorporate the credit risk into the discount rates, pricing is obtained (i.e. U.S. Treasury rate plus credit spread) based on expected new issue pricing across each of the companies’ respective debt maturity spectrum. The credit spreads of various tenors obtained from this information are added to the appropriate benchmark U.S. Treasury rates in order to determine the current market yields for the various tenors. The yields are then converted into discount rates of various tenors that are used for discounting the respective cash flows of the same tenor for each bond or note.

(C)	Non-recourse project debt is valued as equivalent to the amortized cost and is classified as a Level 3 measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Other Income and Deductions

Other Income	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$21	$—	$21
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	6	—	—	6
Other	2	2	2	6
Total Other Income	$22	$23	$2	$47
Nine Months Ended September 30, 2016
NDT Fund Gains, Interest, Dividend and Other Income	$—	$69	$—	$69
Allowance for Funds Used During Construction	35	—	—	35
Solar Loan Interest	17	—	—	17
Other	9	5	4	18
Total Other Income	$61	$74	$4	$139
Three Months Ended September 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$24	$—	$24
Allowance for Funds Used During Construction	14	—	—	14
Solar Loan Interest	6	—	—	6
Other	2	1	—	3
Total Other Income	$22	$25	$—	$47
Nine Months Ended September 30, 2015
NDT Fund Gains, Interest, Dividend and Other Income	$—	$78	$—	$78
Allowance for Funds Used During Construction	36	—	—	36
Solar Loan Interest	18	—	—	18
Gain on Insurance Recovery	—	28	—	28
Other	5	3	3	11
Total Other Income	$59	$109	$3	$171

Other Deductions	PSE&G	Power	Other (A)	Consolidated
	Millions
Three Months Ended September 30, 2016
NDT Fund Realized Losses and Expenses	$—	$5	$—	$5
Other	1	1	1	3
Total Other Deductions	$1	$6	$1	$8
Nine Months Ended September 30, 2016
NDT Fund Realized Losses and Expenses	$—	$31	$—	$31
Other	3	2	3	8
Total Other Deductions	$3	$33	$3	$39
Three Months Ended September 30, 2015
NDT Fund Realized Losses and Expenses	$—	$13	$—	$13
Other	—	1	—	1
Total Other Deductions	$—	$14	$—	$14
Nine Months Ended September 30, 2015
NDT Fund Realized Losses and Expenses	$—	$30	$—	$30
Other	2	2	2	6
Total Other Deductions	$2	$32	$2	$36

(A)	Other consists of activity at PSEG (as parent company), Energy Holdings, Services, PSEG LI and intercompany eliminations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Income Taxes
PSEG’s, PSE&G’s and Power’s effective tax rates for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
PSEG	36.5%	39.4%	36.3%	38.8%
PSE&G	36.1%	38.2%	36.1%	38.7%
Power	39.3%	40.3%	39.4%	38.6%

For the three months and nine months ended September 30, 2016, the overall decreases in PSEG’s effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions and plant related items.
For the three months and nine months ended September 30, 2016, the overall decreases in PSE&G’s effective tax rates as compared to the same periods in the prior year as well as to the statutory tax rate of 40.85%, were due primarily to changes in uncertain tax positions and plant and other flow through items.
The Tax Increase Prevention Act of 2014 extended the 50% bonus depreciation rules for qualified property placed in service before January 1, 2015 and for long production property placed in service in 2015.
The Protecting Americans from Tax Hikes Act of 2015 (Tax Act) extended the 50% bonus depreciation rules for qualified property placed in service from January 1, 2015 through December 31, 2017. The rate is reduced to 40% and 30% for eligible property placed in service in 2018 and 2019, respectively. In addition, long production property placed in service in 2020 will also qualify for 30% bonus depreciation. The Tax Act also extended the 30% ITC for qualified property placed in service starting January 1, 2016 through December 31, 2019 but reduces the ITC rate to 26% and 22% for projects commenced in 2020 and 2021, respectively. The financial impact of the extensions of the ITC rate will depend upon future transactions.
These provisions have generated significant cash tax benefits for PSEG, PSE&G and Power through tax benefits related to the accelerated depreciation. These tax benefits would have otherwise been received over an estimated average 20 year period. However, these tax benefits will have a negative impact on the rate base of several of PSE&G’s programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Accumulated Other Comprehensive Income (Loss), Net of Tax

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2016	$1	$(370)	$117	$(252)
Other Comprehensive Income before Reclassifications	1	—	26	27
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	(2)	7
Net Current Period Other Comprehensive Income (Loss)	1	9	24	34
Balance as of September 30, 2016	$2	$(361)	$141	$(218)

PSEG	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2015	$1	$(395)	$117	$(277)
Other Comprehensive Income before Reclassifications	—	—	(46)	(46)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	15	24
Net Current Period Other Comprehensive Income (Loss)	—	9	(31)	(22)
Balance as of September 30, 2015	$1	$(386)	$86	$(299)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(386)	$91	$(295)
Other Comprehensive Income before Reclassifications	2	—	44	46
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	25	6	31
Net Current Period Other Comprehensive Income (Loss)	2	25	50	77
Balance as of September 30, 2016	$2	$(361)	$141	$(218)

PSEG	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$10	$(411)	$118	$(283)
Other Comprehensive Income before Reclassifications	1	—	(44)	(43)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	25	12	27
Net Current Period Other Comprehensive Income (Loss)	(9)	25	(32)	(16)
Balance as of September 30, 2015	$1	$(386)	$86	$(299)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2016	$—	$(313)	$112	$(201)
Other Comprehensive Income before Reclassifications	—	—	24	24
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(2)	5
Net Current Period Other Comprehensive Income (Loss)	—	7	22	29
Balance as of September 30, 2016	$—	$(306)	$134	$(172)

Power	Other Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of June 30, 2015	$2	$(337)	$112	$(223)
Other Comprehensive Income before Reclassifications	—	—	(43)	(43)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	14	21
Net Current Period Other Comprehensive Income (Loss)	—	7	(29)	(22)
Balance as of September 30, 2015	$2	$(330)	$83	$(245)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2015	$—	$(327)	$87	$(240)
Other Comprehensive Income before Reclassifications	—	—	40	40
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	21	7	28
Net Current Period Other Comprehensive Income (Loss)	—	21	47	68
Balance as of September 30, 2016	$—	$(306)	$134	$(172)

Power	Other Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
Accumulated Other Comprehensive Income (Loss)	Cash Flow Hedges	Pension and OPEB Plans	Available-for-Sale Securities	Total
	Millions
Balance as of December 31, 2014	$11	$(351)	$112	$(228)
Other Comprehensive Income before Reclassifications	1	—	(41)	(40)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	21	12	23
Net Current Period Other Comprehensive Income (Loss)	(9)	21	(29)	(17)
Balance as of September 30, 2015	$2	$(330)	$83	$(245)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2016			September 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(2)	$1	$9	$(4)	$5
Amortization of Actuarial Loss	O&M Expense	(17)	7	(10)	(51)	21	(30)
Total Pension and OPEB Plans		(14)	5	(9)	(42)	17	(25)
Available-for-Sale Securities
Realized Gains	Other Income	13	(6)	7	41	(20)	21
Realized Losses	Other Deductions	(5)	3	(2)	(29)	15	(14)
Other-Than-Temporary Impairments (OTTI)	OTTI	(5)	2	(3)	(25)	12	(13)
Total Available-for-Sale Securities		3	(1)	2	(13)	7	(6)
Total		$(11)	$4	$(7)	$(55)	$24	$(31)

PSEG		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2015			September 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	9	(3)	6
Amortization of Actuarial Loss	O&M Expense	(17)	6	(11)	(51)	20	(31)
Total Pension and OPEB Plans		(14)	5	(9)	(42)	17	(25)
Available-for-Sale Securities
Realized Gains	Other Income	14	(7)	7	49	(25)	24
Realized Losses	Other Deductions	(12)	5	(7)	(25)	12	(13)
OTTI	OTTI	(30)	15	(15)	(45)	22	(23)
Total Available-for-Sale Securities		(28)	13	(15)	(21)	9	(12)
Total		$(42)	$18	$(24)	$(46)	$19	$(27)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2016			September 30, 2016
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	$3	$(1)	$2	$8	$(3)	$5
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)	(44)	18	(26)
Total Pension and OPEB Plans		(12)	5	(7)	(36)	15	(21)
Available-for-Sale Securities
Realized Gains	Other Income	12	(5)	7	37	(18)	19
Realized Losses	Other Deductions	(4)	2	(2)	(26)	13	(13)
OTTI	OTTI	(5)	2	(3)	(25)	12	(13)
Total Available-for-Sale Securities		3	(1)	2	(14)	7	(7)
Total		$(9)	$4	$(5)	$(50)	$22	$(28)

Power		Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Income Statement
		Three Months Ended			Nine Months Ended
Description of Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	Location of Pre-Tax Amount In Statement of Operations	September 30, 2015			September 30, 2015
		Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
		Millions
Cash Flow Hedges
Energy-Related Contracts	Operating Revenues	$—	$—	$—	$17	$(7)	$10
Total Cash Flow Hedges		—	—	—	17	(7)	10
Pension and OPEB Plans
Amortization of Prior Service (Cost) Credit	O&M Expense	3	(1)	2	9	(3)	6
Amortization of Actuarial Loss	O&M Expense	(15)	6	(9)	(45)	18	(27)
Total Pension and OPEB Plans		(12)	5	(7)	(36)	15	(21)
Available-for-Sale Securities
Realized Gains	Other Income	14	(7)	7	47	(24)	23
Realized Losses	Other Deductions	(11)	5	(6)	(24)	12	(12)
OTTI	OTTI	(30)	15	(15)	(45)	22	(23)
Total Available-for-Sale Securities		(27)	13	(14)	(22)	10	(12)
Total		$(39)	$18	$(21)	$(41)	$18	$(23)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 16. Earnings Per Share (EPS) and Dividends
Diluted EPS is calculated by dividing Net Income by the weighted average number of shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding or vesting of restricted stock awards granted under PSEG’s stock compensation plans and upon payment of performance units or restricted stock units. The following table shows the effect of these stock options, performance units and restricted stock units on the weighted average number of shares outstanding used in calculating diluted EPS:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
EPS Numerator (Millions):
Net Income	$327	$327	$439	$439	$985	$985	$1,370	$1,370
EPS Denominator (Millions):
Weighted Average Common Shares Outstanding	505	505	505	505	505	505	505	505
Effect of Stock Based Compensation Awards	—	3	—	3	—	3	—	3
Total Shares	505	508	505	508	505	508	505	508

EPS
Net Income	$0.65	$0.64	$0.87	$0.87	$1.95	$1.94	$2.71	$2.70

There were approximately 0.4 million stock options excluded from the weighted average common shares used for diluted EPS due to their antidilutive effect for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dividend Payments on Common Stock	2016	2015	2016	2015
Per Share	$0.41	$0.39	$1.23	$1.17
In Millions	$207	$198	$622	$592

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 17. Financial Information by Business Segment

	PSE&G	Power	Other (A)	Eliminations (B)	Consolidated
	Millions
Three Months Ended September 30, 2016
Total Operating Revenues	$1,684	$1,075	$7	$(316)	$2,450
Net Income (Loss)	255	139	(67)	—	327
Gross Additions to Long-Lived Assets	680	325	9	—	1,014
Nine Months Ended September 30, 2016
Operating Revenues	$4,746	$3,102	$256	$(1,133)	$6,971
Net Income (Loss)	696	320	(31)	—	985
Gross Additions to Long-Lived Assets	2,035	923	27	—	2,985
Three Months Ended September 30, 2015
Total Operating Revenues	$1,766	$1,096	$120	$(294)	$2,688
Net Income (Loss)	222	206	11	—	439
Gross Additions to Long-Lived Assets	716	310	13	—	1,039
Nine Months Ended September 30, 2015
Operating Revenues	$5,234	$3,846	$326	$(1,269)	$8,137
Net Income (Loss)	631	707	32	—	1,370
Gross Additions to Long-Lived Assets	1,946	797	39	—	2,782
As of September 30, 2016
Total Assets	$25,486	$12,810	$2,385	$(1,193)	$39,488
Investments in Equity Method Subsidiaries	$—	$106	$—	$—	$106
As of December 31, 2015
Total Assets	$23,677	$12,250	$2,810	$(1,202)	$37,535
Investments in Equity Method Subsidiaries	$—	$119	$—	$—	$119

(A)
Includes amounts applicable to Energy Holdings and PSEG LI, which are below the quantitative threshold for separate disclosure as reportable segments. Other also includes amounts applicable to PSEG (parent corporation) and Services.

(B)
Intercompany eliminations primarily relate to intercompany transactions between PSE&G and Power. No gains or losses are recorded on any intercompany transactions; rather, all intercompany transactions are at cost or, in the case of the BGS and BGSS contracts between PSE&G and Power, at rates prescribed by the BPU. For a further discussion of the intercompany transactions between PSE&G and Power, see Note 18. Related-Party Transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 18. Related-Party Transactions
The following discussion relates to intercompany transactions, which are eliminated during the PSEG consolidation process in accordance with GAAP.

PSE&G
The financial statements for PSE&G include transactions with related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2016	2015	2016	2015
	Millions
Billings from Affiliates:
Net Billings from Power primarily through BGS and BGSS (A)	$320	$294	$1,162	$1,287
Administrative Billings from Services (B)	73	66	224	197
Total Billings from Affiliates	$393	$360	$1,386	$1,484

	As of	As of
Related-Party Transactions	September 30, 2016	December 31, 2015
	Millions
Receivables from PSEG (C)	$28	$222
Payable to Power (A)	$126	$212
Payable to Services (B)	88	80
Accounts Payable—Affiliated Companies	$214	$292
Working Capital Advances to Services (D)	$33	$33
Long-Term Accrued Taxes Payable	$92	$109

Power
The financial statements for Power include transactions with related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related-Party Transactions	2016	2015	2016	2015
	Millions
Billings to Affiliates:
Net Billings to PSE&G primarily through BGS and BGSS (A)	$320	$294	$1,162	$1,287
Billings from Affiliates:
Administrative Billings from Services (B)	$44	$44	$134	$135

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of	As of
Related-Party Transactions	September 30, 2016	December 31, 2015
	Millions
Receivables from PSE&G (A)	$126	$212
Receivables from PSEG (C)	—	64
Accounts Receivable—Affiliated Companies	$126	$276
Payable to Services (B)	$27	$33
Payable to PSEG (C)	129	—
Accounts Payable—Affiliated Companies	$156	$33
Short-Term Loan Due (to) from Affiliate (E)	$514	$363
Working Capital Advances to Services (D)	$17	$17
Long-Term Accrued Taxes Payable	$79	$35

(A)
PSE&G has entered into a requirements contract with Power under which Power provides the gas supply services needed to meet PSE&G’s BGSS and other contractual requirements. Power has also entered into contracts to supply energy, capacity and ancillary services to PSE&G through the BGS auction process. In addition, Power and PSE&G provide certain technical services for each other in compliance with FERC and BPU affiliate rules.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 19. Guarantees of Debt
Each series of Power’s Senior Notes, Pollution Control Notes and its syndicated revolving credit facilities are fully and unconditionally and jointly and severally guaranteed by its subsidiaries, PSEG Fossil LLC, PSEG Nuclear LLC and PSEG Energy Resources & Trade LLC. The following tables present condensed financial information for the guarantor subsidiaries, as well as Power’s non-guarantor subsidiaries, as of September 30, 2016 and December 31, 2015 and for the three months and nine months ended September 30, 2016 and 2015.

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2016
Operating Revenues	$—	$1,059	$43	$(27)	$1,075
Operating Expenses	(2)	826	40	(27)	837
Operating Income (Loss)	2	233	3	—	238
Equity Earnings (Losses) of Subsidiaries	143	(1)	3	(142)	3
Other Income	18	26	—	(21)	23
Other Deductions	(2)	(4)	—	—	(6)
Other-Than-Temporary Impairments	—	(5)	—	—	(5)
Interest Expense	(30)	(12)	(3)	21	(24)
Income Tax Benefit (Expense)	8	(97)	(1)	—	(90)
Net Income (Loss)	$139	$140	$2	$(142)	$139
Comprehensive Income (Loss)	$168	$161	$2	$(163)	$168
Nine Months Ended September 30, 2016
Operating Revenues	$—	$3,061	$131	$(90)	$3,102
Operating Expenses	10	2,494	119	(90)	2,533
Operating Income (Loss)	(10)	567	12	—	569
Equity Earnings (Losses) of Subsidiaries	347	(1)	9	(346)	9
Other Income	52	88	—	(66)	74
Other Deductions	(2)	(31)	—	—	(33)
Other-Than-Temporary Impairments	—	(25)	—	—	(25)
Interest Expense	(91)	(29)	(12)	66	(66)
Income Tax Benefit (Expense)	24	(234)	2	—	(208)
Net Income (Loss)	$320	$335	$11	$(346)	$320
Comprehensive Income (Loss)	$388	$381	$11	$(392)	$388
Nine Months Ended September 30, 2016
Net Cash Provided By (Used In) Operating Activities	$175	$1,261	$234	$(410)	$1,260
Net Cash Provided By (Used In) Investing Activities	$(588)	$(1,166)	$(549)	$1,152	$(1,151)
Net Cash Provided By (Used In) Financing Activities	$413	$(95)	$315	$(742)	$(109)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
Three Months Ended September 30, 2015
Operating Revenues	$—	$1,084	$37	$(25)	$1,096
Operating Expenses	3	692	35	(25)	705
Operating Income (Loss)	(3)	392	2	—	391
Equity Earnings (Losses) of Subsidiaries	220	(2)	3	(218)	3
Other Income	10	26	—	(11)	25
Other Deductions	—	(14)	—	—	(14)
Other-Than-Temporary Impairments	—	(30)	—	—	(30)
Interest Expense	(28)	(8)	(5)	11	(30)
Income Tax Benefit (Expense)	7	(148)	2	—	(139)
Net Income (Loss)	$206	$216	$2	$(218)	$206
Comprehensive Income (Loss)	$184	$187	$2	$(189)	$184
Nine Months Ended September 30, 2015
Operating Revenues	$—	$3,811	$144	$(109)	$3,846
Operating Expenses	7	2,610	135	(109)	2,643
Operating Income (Loss)	(7)	1,201	9	—	1,203
Equity Earnings (Losses) of Subsidiaries	755	(4)	11	(751)	11
Other Income	33	111	—	(35)	109
Other Deductions	(1)	(31)	—	—	(32)
Other-Than-Temporary Impairments	—	(45)	—	—	(45)
Interest Expense	(90)	(24)	(15)	35	(94)
Income Tax Benefit (Expense)	17	(463)	1	—	(445)
Net Income (Loss)	$707	$745	$6	$(751)	$707
Comprehensive Income (Loss)	$690	$707	$6	$(713)	$690
Nine Months Ended September 30, 2015
Net Cash Provided By (Used In) Operating Activities	$435	$1,826	$66	$(769)	$1,558
Net Cash Provided By (Used In) Investing Activities	$(656)	$(1,382)	$(303)	$1,191	$(1,150)
Net Cash Provided By (Used In) Financing Activities	$221	$(446)	$245	$(422)	$(402)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Power	Guarantor Subsidiaries	Other Subsidiaries	Consolidating Adjustments	Total
	Millions
As of September 30, 2016
Current Assets	$4,889	$1,845	$287	$(5,262)	$1,759
Property, Plant and Equipment, net	57	6,570	2,080	—	8,707
Investment in Subsidiaries	4,709	483	—	(5,192)	—
Noncurrent Assets	157	2,140	123	(76)	2,344
Total Assets	$9,812	$11,038	$2,490	$(10,530)	$12,810
Current Liabilities	$818	$3,888	$1,350	$(5,262)	$794
Noncurrent Liabilities	473	2,704	394	(76)	3,495
Long-Term Debt	2,381	—	—	—	2,381
Member’s Equity	6,140	4,446	746	(5,192)	6,140
Total Liabilities and Member’s Equity	$9,812	$11,038	$2,490	$(10,530)	$12,810
As of December 31, 2015
Current Assets	$4,501	$1,912	$364	$(4,828)	$1,949
Property, Plant and Equipment, net	83	6,502	1,542	—	8,127
Investment in Subsidiaries	4,501	346	—	(4,847)	—
Noncurrent Assets	155	1,959	136	(76)	2,174
Total Assets	$9,240	$10,719	$2,042	$(9,751)	$12,250
Current Liabilities	$1,112	$3,866	$1,076	$(4,828)	$1,226
Noncurrent Liabilities	442	2,597	375	(76)	3,338
Long-Term Debt	1,684	—	—	—	1,684
Member’s Equity	6,002	4,256	591	(4,847)	6,002
Total Liabilities and Member’s Equity	$9,240	$10,719	$2,042	$(9,751)	$12,250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
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
PSEG’s business consists of two reportable segments, our principal direct wholly owned subsidiaries, which are:

•
PSE&G, our public utility company which is engaged principally in the transmission of electricity and distribution of electricity and natural gas in certain areas of New Jersey. PSE&G is subject to regulation by the New Jersey Board of Public Utilities (BPU) and the Federal Energy Regulatory Commission (FERC). PSE&G also invests in solar generation projects and has implemented energy efficiency and demand response programs in New Jersey, which are regulated by the BPU, and

•
Power, our multi-regional, wholesale energy supply company that integrates its generating asset operations and gas supply commitments with its wholesale energy, fuel supply and energy transacting functions primarily in the Northeast and Mid-Atlantic United States through its principal direct wholly owned subsidiaries. Power’s subsidiaries are subject to regulation by FERC, the Nuclear Regulatory Commission (NRC), the Environmental Protection Agency (EPA), and the states in which they operate.

PSEG’s other direct wholly owned subsidiaries are: PSEG Energy Holdings L.L.C. (Energy Holdings), which earns its revenues primarily from its portfolio of lease investments; PSEG Long Island LLC (PSEG LI), which operates the Long Island Power Authority’s (LIPA) transmission and distribution (T&D) system under a contractual agreement; and PSEG Services Corporation (Services), which provides us and these operating subsidiaries with certain management, administrative and general services at cost.
Our business discussion in Part I, Item 1. Business of our 2015 Annual Report on 10-K (Form 10-K) provides a review of the regions and markets where we operate and compete, as well as our strategy for conducting our businesses within these markets, focusing on operational excellence, financial strength and making disciplined investments. Our risk factor discussion in Part I, Item 1A. Risk Factors of Form 10-K provides information about factors that could have a material adverse impact on our businesses. The following supplements that discussion and the discussion included in the Executive Overview of 2015 and Future Outlook provided in Item 7 in our Form 10-K by describing significant events and business developments that have occurred during 2016 and changes to the key factors that we expect may drive our future performance. The following discussion refers to the Condensed Consolidated Financial Statements (Statements) and the Related Notes to Condensed Consolidated Financial Statements (Notes). This discussion should be read in conjunction with such Statements, Notes and the 2015 Form 10-K.

EXECUTIVE OVERVIEW OF 2016 AND FUTURE OUTLOOK
Our business plan is designed to achieve growth while managing the risks associated with fluctuating commodity prices and changes in customer demand. We continue our focus on operational excellence, financial strength and disciplined investment. These guiding principles have provided the base from which we have been able to execute our strategic initiatives, including:

•	improving utility operations through growth in investment in T&D and other infrastructure projects designed to enhance resiliency, and

•
maintaining and expanding a reliable generation fleet with the flexibility to utilize a diverse mix of fuels which allows us to respond to market volatility and capitalize on opportunities as they arise.

Financial Results
The results for PSEG, PSE&G and Power for the three months and nine months ended September 30, 2016 and 2015 are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Earnings	2016	2015	2016	2015
	Millions
PSE&G	$255	$222	$696	$631
Power (A) (B)	139	206	320	707
Other (C)	(67)	11	(31)	32
PSEG Net Income	$327	$439	$985	$1,370

PSEG Net Income Per Share (Diluted)	$0.64	$0.87	$1.94	$2.70

(A)
Includes after-tax expenses of $67 million related to the early retirement of Power’s Hudson and Mercer coal/gas generation plants in the three months and nine months ended September 30, 2016. See Item 1. Note 3. Early Plant Retirements for additional information.

(B)	Includes an after-tax insurance recovery for Superstorm Sandy of $102 million in the nine months ended September 30, 2015.

(C)
Other includes activities at the parent company, PSEG LI, and Energy Holdings as well as intercompany eliminations. Energy Holdings recorded an after-tax impairment of $86 million related to its investments in NRG REMA, LLC’s leveraged leases in the three months and nine months ended September 30, 2016. See Item 1. Note 6. Financing Receivables for further information.

Power’s results above include the realized gains, losses and earnings on the Nuclear Decommissioning Trust (NDT) Fund and other related NDT activity and the impacts of non-trading mark-to-market (MTM) activity, which consist of the financial impact from positions with future delivery dates.
The variances in our Net Income include the changes related to NDT and MTM shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	Millions, after tax
NDT Fund Income (Expense) (A) (B)	$2	$(14)	$(4)	$(11)
Non-Trading MTM Gains (Losses) (C)	$34	$50	$(54)	$58

(A)
NDT Fund Income (Expense) includes the realized gains and losses, interest and dividend income and other costs related to the NDT Fund which are recorded in Other Income and Deductions, and impairments on certain NDT securities recorded as Other-Than-Temporary Impairments. Interest accretion expense on Power’s nuclear Asset Retirement Obligation (ARO) is recorded in Operation and Maintenance (O&M) Expense and the depreciation related to the ARO asset is recorded in Depreciation and Amortization Expense.

(B)	Net of tax (expense) benefit of $(2) million, $10 million, $0 million and $3 million for the three and nine months ended September 30, 2016 and 2015, respectively.

(C)	Net of tax (expense) benefit of $(24) million, $(34) million, $37 million and $(40) million for the three and nine months ended September 30, 2016 and 2015, respectively.
Our $112 million decrease in Net Income for the three months ended September 30, 2016 was driven primarily by

•	an impairment related to investments in certain leveraged leases at Energy Holdings (See Item 1. Note 6. Financing Receivables),

•	charges related to the early retirement of two coal/gas generation units at Power (See Item 1. Note 3. Early Plant Retirements), and

•	lower volumes of energy sold at lower average realized prices and lower capacity revenues, primarily in the PJM Interconnection, L.L.C. (PJM) region.
These decreases were partially offset by

•	higher revenues due to increased investments in transmission projects,

•
higher electricity sales under non-BGS wholesale load contracts in PJM and New England (NE) and higher volumes of electricity sold at higher prices under our Basic Generation Service (BGS) contracts, and

•	lower other-than-temporary impairments of the NDT Fund.
Our $385 million decrease in Net Income for the nine months ended September 30, 2016 was driven primarily by

•	the aforementioned charges in the 2016 third quarter for the early retirement of the two coal/gas generation units at Power,

•	MTM losses in 2016 as compared to MTM gains in 2015,

•	lower volumes of energy sold at lower average realized sales prices,

•	lower capacity and operating reserve revenues in PJM,

•	higher 2016 congestion costs in PJM as a result of credits received in 2015 due to extremely colder weather,

•	lower volumes of gas sold at lower average prices under the Basic Gas Supply Service (BGSS) contract,

•	insurance recoveries received primarily by Power in 2015 related to Superstorm Sandy, and

•	the aforementioned third quarter 2016 impairment on leveraged leases at Energy Holdings.
These decreases were partially offset by

•	lower generation costs driven by lower fuel costs, particularly for natural gas, and reduced generation output at Power,
•higher costs incurred at Power for planned outages in 2015, and

•	higher revenues due to increased investments in transmission projects.
During the first nine months of 2016, we maintained a strong balance sheet. We continued to effectively deploy capital without the need for additional equity, while our solid credit ratings aided our ability to access capital and credit markets. The greater emphasis on capital spending for projects on which we receive contemporaneous returns at PSE&G, our regulated utility, in recent years has yielded strong results and allowed us to increase our dividend. These actions to transition our business to meet market conditions and investor expectations reflect our multi-year, long-term approach to managing our company. Our focus has been to invest capital in T&D and other infrastructure projects aimed at maintaining service reliability to our customers and bolstering our system resiliency. At Power, our merchant generator, we strive to improve performance and reduce costs in order to enhance the value of our generation fleet in light of low gas prices, environmental considerations and competitive market forces that reward efficiency and reliability.
At PSE&G, in 2016 we continue to make investments to improve the resiliency of our gas and electric distribution system as part of our Energy Strong program that was approved by the BPU in 2014 and to seek recovery on such investments. We also commenced modernizing PSE&G’s gas distribution systems as part of our Gas System Modernization Program (GSMP) that was approved by the BPU in late 2015. Over the past few years, these types of investments have altered our business mix to reflect a higher percentage of earnings contribution by PSE&G. In 2017, as a result of our Energy Strong Order from the BPU, we will be required to file a Distribution rate case proceeding. We cannot predict the impact such proceeding will have on our distribution business.
Despite the unseasonable warm winter weather patterns in 2016, Power’s results benefited from access to natural gas supplies through existing firm pipeline transportation contracts. Power manages these contracts for the benefit of PSE&G’s customers through the BGSS arrangement. The contracts are sized to provide for delivery of a reliable gas supply to PSE&G customers on peak winter days. When pipeline capacity beyond the customers’ needs is available, Power can use it to make third party sales and supply gas to its generating units in New Jersey. Alternatively, gas supply and pipeline capacity constraints could adversely impact our ability to meet the needs of our utility customers and generating units. Power’s strategic hedging practices and ability to capitalize on market opportunities help it to balance some of the volatility of the merchant power business.
Our recent investments in the latter half of 2015 and early 2016 in Keys Energy Center (Keys), Sewaren 7 and Bridgeport Harbor Station 5 (BH5) reflect our recognition of the value of opportunistic growth in the Power business. These additions to our fleet both expand our geographic diversity and adjust our fuel mix and are expected to contribute to the overall efficiency of operations.
Since 2013, eight nuclear generating stations in the United States have closed or announced early retirement due to economic reasons, and four additional stations have been announced as being at risk for early retirement. This situation is generally due to low natural gas prices resulting from the growth of shale gas production since 2007, the continuing cost of regulatory compliance for nuclear facilities and both federal and state-level policies that provide credits to renewable energy such as wind and solar, but do not apply to nuclear generating stations. These trends have significantly reduced the revenues to nuclear generating stations while simultaneously raising the unit cost of production. This may result in the electric generation industry experiencing a shift from nuclear generation to natural gas-fired generation, creating greater reliance on natural gas pipelines for delivery and less diversity of the generation fleet.
If trends noted above continue or worsen, our nuclear generating units could cease being economically competitive which may cause us to retire such units prior to the end of their useful lives. The costs associated with any such retirement, which may include, among other things, accelerated depreciation and amortization or impairment charges, accelerated asset retirement costs, severance costs and environmental remediation costs, could be material. We continue to advocate for sound policies that recognize nuclear power as a source of clean energy and an important part of a diverse and reliable energy portfolio.
Regulatory, Legislative and Other Developments
In our pursuit of operational excellence, financial strength and disciplined investment, we closely monitor and engage with stakeholders on significant regulatory and legislative developments. Transmission planning rules and wholesale power market design are of particular importance to our results and we continue to advocate for policies and rules that promote fair and efficient electricity markets.
Transmission
In April 2013, PJM initiated its first “open window” solicitation process to allow both incumbents and non-incumbents the opportunity to submit transmission project proposals to address identified high voltage issues in New Jersey. In February 2016, FERC issued an order granting PSE&G’s request that it be permitted to seek recovery of 100% of its portion of prudently incurred Artificial Island project costs if the project is cancelled for reasons beyond PSE&G’s control. In April 2016, PSE&G accepted construction responsibility for three components of the Artificial Island project that PJM assigned to us. On August 5, 2016, PJM announced that it has suspended the Artificial Island transmission project and is performing a comprehensive analysis to determine a future course of action, which is expected to be completed by February 2017. We may also from time to time have opportunities to submit transmission project proposals in regions where we are not the incumbent. However, there can be no assurance that any such proposals would be successful.
In April 2016, PJM filed at FERC to incorporate a voltage threshold into PJM’s Regional Transmission Expansion Plan (RTEP) process to exempt, except under certain circumstances, reliability violations on facilities below 200 kV from PJM’s proposal window process. We generally support this reform as a measure to improve the efficiency of the open window procedure that will permit transmission developers to focus on the projects most likely to benefit from a competitive process.
There are several matters pending before FERC that concern the allocation of costs associated with transmission projects being constructed by PSE&G. Regardless of how these proceedings are resolved, PSE&G’s ability to recover the costs of these projects will not be affected. However, the result of these proceedings could ultimately impact the amount of costs borne by ratepayers in New Jersey and may cause increased scrutiny regarding PSE&G’s future capital investments. In addition, as a basic generation service (BGS) supplier, Power provides services that include specified transmission costs. If the allocation of the costs associated with the transmission projects were to increase these BGS-related transmission costs, BGS suppliers may be entitled to an adjustment, subject to BPU approval. We do not believe that these matters will have a material effect on Power’s business or results of operations.
Several complaints have been filed and several remain pending at FERC against transmission owners around the country, challenging those transmission owners’ base return on equity (ROE). Certain of those complaints have resulted in decisions and others have been settled, resulting in reductions of those transmission owners’ base ROEs. While we are not the subject of a challenge to the ROE employed in PSE&G’s transmission formula rate, the results of these other proceedings could set precedents for other transmission owners with formula rates in place, including PSE&G.

Wholesale Power Market Design
Capacity market design, including the Reliability Pricing Model (RPM) in PJM, remains an important focus for us. In June 2015, FERC conditionally accepted a proposal from PJM for a capacity performance product to include generators, Demand Response and energy efficiency providers, which will be required to perform during emergency conditions, as a supplement to the base capacity product. The proposal included enhanced performance-based incentives and penalties. We believe that the auction pricing adequately reflects the increased costs that could result from operating under more stringent rules for generation availability. Based on the auction results, the capacity performance mechanism appears to have provided the opportunity for enhanced capacity market revenue streams for Power, but future impacts cannot be assured. Further, there may be requirements for additional investment and there are additional performance and financial risks. Appeals of FERC’s capacity performance orders are pending.
In May 2016, PJM announced the results of the RPM capacity auction for the 2019-2020 delivery year. Power cleared 8,895 MW of its generating capacity at an average price of $116 per MW-day for the 2019-2020 delivery period. Of the cleared capacity, Power believes that nearly all is compliant with PJM’s capacity performance requirements. In the two prior capacity auctions covering the 2017-2018 and 2018-2019 delivery years, Power cleared approximately 8,700 MW at average prices of $177 per MW-day and $215 per MW-day, respectively. Prices in the most recent auction reflect PJM’s downwardly-revised demand forecast, changes in the emergency transfer limits due to transmission expansion and the effects of both the new generation and uncleared generation from the prior year’s auction.
As a result of the efforts of certain entities in PJM to obtain financial support arrangements from their state commission, a group of suppliers requested that FERC direct PJM to expand the currently effective “minimum offer price rule” to apply to certain existing units seeking subsidies. The suppliers’ request was intended to avoid a scenario where the subsidized generators would submit bids into the PJM capacity market that did not reflect their actual costs of operation and could artificially suppress capacity market prices. We are currently awaiting FERC action on the suppliers’ request and cannot predict the outcome of the proceeding. See Part II, Item 5. Other Information—Federal Regulation—Capacity Market Issues—PJM for additional information.
Environmental Regulation
We continue to advocate for the development and implementation of fair and reasonable rules by the EPA and state environmental regulators. In particular, section 316(b) of the Federal Water Pollution Control Act (FWPCA) requires that cooling water intake structures, which are a significant part of the generation of electricity at steam-electric generating stations, reflect the best technology available for minimizing adverse environmental impacts. Implementation of Section 316(b) and related state regulations could adversely impact future nuclear and fossil operations and costs. See Item 1. Note 9. Commitments and Contingent Liabilities for further information.
In October 2015, the EPA published the Clean Power Plan (CPP), a greenhouse gas emissions regulation under the Clean Air Act (CAA) for existing power plants. The regulation establishes state-specific emission targets based on implementation of the best systems of emission reduction. We continue to work with FERC and other federal and state regulators, as well as industry partners, to determine the potential impact of these regulations.
The U.S. Supreme Court’s February 2016 decision to stay the implementation of the CPP will delay deadlines for submission of state requests for extensions and final plans. If the CPP is upheld, new deadlines will need to be established and the effective date of the compliance period may be impacted.
We are subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned by us and of property contaminated by hazardous substances that we generated. In particular, the historic operations of PSEG companies and the operations of numerous other companies along the Passaic and Hackensack Rivers are alleged by Federal and State agencies to have discharged substantial contamination into the Passaic River/Newark Bay Complex in violation of various statutes. We are also currently involved in a number of proceedings relating to sites where other hazardous substances may have been discharged and may be subject to additional proceedings in the future, and the costs of any such remediation efforts could be material.
For further information regarding the matters described above as well as other matters that may impact our financial condition and results of operations, see Item 1. Note 9. Commitments and Contingent Liabilities.
FERC Compliance
Since September 2014, FERC Staff has been conducting a preliminary non-public investigation regarding errors in the calculation of certain components of Power’s cost-based bids for its New Jersey fossil generating units in the PJM energy market and the quantity of energy that Power offered into the energy market for its fossil peaking units compared to the amounts for which Power was compensated in the capacity market for those units. This investigation is ongoing. The amounts of potential disgorgement and other potential penalties that we may incur span a wide range depending on the success of our legal arguments. If our legal arguments do not prevail, in whole or in part with FERC or in a judicial challenge that we may choose to pursue, it is likely that Power would record losses that would be material to PSEG’s and Power’s results of operations in the quarterly and annual periods in which they are recorded. For additional information, see Item 1. Note 9. Commitments and Contingent Liabilities.
Early Retirement of Hudson and Mercer Units
In October 2016, Power determined it will cease generation operations of the existing coal/gas units at the Hudson and Mercer generating stations on June 1, 2017. The exact timing of the early retirement of these units will be reviewed for reliability impacts by PJM, and may be impacted by operational and other conditions that could subsequently arise. The decision to retire the Hudson and Mercer units will have a material effect on PSEG’s and Power’s results of operations. In the third quarter of 2016, PSEG and Power recognized one-time pre-tax charges in Energy Costs, Operation and Maintenance and Depreciation and Amortization of $62 million, $48 million and $4 million, respectively, related to coal inventory adjustments, capacity penalties, materials and supplies inventory reserve adjustments for parts that cannot be used at other generating units, employee-related severance benefits costs, construction work in progress impairments, and asset retirement obligation (ARO) adjustments, among other shut down items. In addition to these one-time charges, Power will recognize incremental Depreciation and Amortization during the remainder of 2016 of $568 million and $946 million into 2017 due to the significant shortening of the expected economic useful lives of Hudson and Mercer. Additional employee-related salary continuance and severance costs and various miscellaneous costs may also be incurred during the period prior to retirement. Finally, Power currently anticipates using the sites for alternative industrial activity. However, if Power determines not to use the sites for alternative industrial activity, the early retirement of the units at such sites would trigger investigation and possible remediation of identified environmental contamination. The amounts for any such environmental investigation or remediation are not currently probable or estimable but may be material. For additional information, including our estimated costs through 2017, see Item 1. Note 3. Early Plant Retirements.
The primary factors considered during our annual five-year strategic planning process that contributed to the decision to retire these units early include significant declines in revenues and margin caused by a sustained period of depressed wholesale power prices and reduced capacity factors caused by lower natural gas prices making coal generation less economically competitive than natural gas-fired generation. Despite experiencing recent warmer than normal weather in PJM this summer, Power did not experience the usual increase in electricity prices in PJM as it had in past hot summers. This trend has a further adverse economic impact to these units because they generally dispatch and earn energy margin on peak hot and cold days. In addition, the upcoming PJM capacity auction in May 2017 will be the first to require all generating units to meet the increased operating performance standards of PJM’s new capacity performance construct. Power determined that the costs to upgrade the existing units at the Hudson and Mercer stations to be able to comply with these higher reliability standards are too significant and not economic given current market conditions.
In addition, PSEG and Power continue to monitor their other coal assets, including the Keystone, Conemaugh and Bridgeport Harbor generating stations, to ensure their economic viability through the end of their designated useful lives. The precise timing of a change in useful lives may be dependent upon events out of PSEG’s and Power’s control and may impact our ability to operate or maintain certain assets in the future. These generating stations may be impacted by factors such as environmental legislation, co-owner capital requirements and continued depressed wholesale power prices or capacity factors, among other things. Any early retirement of our other coal units before the end of their current estimated useful lives may have a material adverse impact on PSEG’s and Power’s future financial results.
Leveraged Lease Impairments
During the third quarter of 2016, Energy Holdings completed its annual review of estimated residual values embedded in the NRG REMA, LLC (REMA) leveraged leases. The outcome indicated that the revised residual value estimates were lower than the recorded residual values and the decline was deemed to be other than temporary due to the adverse economic conditions experienced by coal generation in PJM, as discussed in Note 3. Early Plant Retirements, negatively impacting the economic outlook of the leased assets. As a result, a pre-tax write-down of $137 million was reflected in Operating Revenues in the quarter ended September 30, 2016, calculated by comparing the gross investment in the leases before and after the revised residual estimates. There can be no assurance that a continuation or worsening of the adverse economic conditions would not lead to additional write-downs at any of our other generation units in our leveraged lease portfolio, and such write-downs could be material.
Additional facilities in our leveraged lease portfolio include the Joliet facility, which has converted to natural gas. The coal-fired units at the Shawville generating facility are expected to return to service in the fall of 2016 with the ability to use natural gas. However, these units may have higher operating costs and fuel consumption as well as longer start-up times compared to newer combined cycle gas units. As a result, these facilities may not be as economically competitive as newer combined cycle gas units and could continue to be adversely impacted by the same economic conditions experienced by coal generation facilities, which could require Energy Holdings to write down the residual value of the leveraged leases associated with these facilities.

REMA’s parent company, GenOn Energy, Inc. (GenOn), reported in August 2016 that it did not expect to have sufficient liquidity to repay their senior unsecured notes due in June 2017. Although all lease payments are current, PSEG cannot predict the outcome of GenOn’s efforts to restructure its portfolio and improve its liquidity and the possible related impact on REMA. PSEG continues to monitor any changes to REMA’s and GenOn’s status and potential impacts on Energy Holdings’ lease investments, which could include further write-downs of the values of Energy Holdings’ leveraged leases.
Salem Operations
The previously announced bolt replacement at Salem Unit 1 was completed and the unit returned to service on July 30, 2016. We expect to continue to inspect and replace degraded bolts at both Salem units over the next several refueling outage cycles. We are participating with the Electric Power Research Institute, the Nuclear Energy Institute and other operators of similarly-designed pressurized water reactors in developing a strategy to maintain the long-term health of the reactor vessel internals.
Extension of the Salem Unit 1 outage into July and an unplanned outage at Salem Unit 2 due to transformer issues reduced output from the Salem units in the third quarter, which was partially offset by increased production at our Hope Creek and Peach Bottom units. As a result, our nuclear capacity factor for the nine months ended September 30, 2016 was 88%.

Operational Excellence
We emphasize operational performance while developing opportunities in both our competitive and regulated businesses. Flexibility in our generating fleet has allowed us to take advantage of opportunities in a rapidly evolving market as we remain diligent in managing costs. For the first nine months of 2016, our

•
diverse fuel mix and dispatch flexibility allowed us to generate approximately 40 terra-watt hours while addressing fuel availability and price volatility and compensating for the extended outages at our Salem units, and

•	combined cycle fleet produced 13 terawatt hours at an average capacity factor of 63%.
Financial Strength
Our financial strength is predicated on a solid balance sheet, positive operating cash flow and reasonable risk-adjusted returns on increased investment. Our financial position remained strong during the first nine months of 2016 as we

•	had cash on hand of $450 million as of September 30, 2016,

•	maintained solid investment grade credit ratings, and

•	increased our indicative annual dividend for 2016 to $1.64 per share.
We expect to be able to fund our planned capital requirements, as described in Liquidity and Capital Resources, without the issuance of new equity.
Disciplined Investment
We utilize rigorous investment criteria when deploying capital and seek to invest in areas that complement our existing business and provide reasonable risk-adjusted returns. These areas include upgrading our energy infrastructure, responding to trends in environmental protection and providing new energy supplies in domestic markets with growing demand. In the first nine months of 2016, we

•	made additional investments in transmission infrastructure projects,

•	began executing our GSMP and continued executing Energy Strong and other existing BPU-approved utility programs,

•	commenced construction of our Keys and Sewaren 7 generation projects for targeted commercial operation in 2018 and announced our plan to construct BH5 and commence operations in mid-2019, and

•
acquired three solar energy projects totaling 100 MW-direct current. Two of these projects are already in service in North Carolina and Colorado. The third project is in Colorado and expected to be in service by year end.

Future Outlook
Our future success will depend on our ability to continue to maintain strong operational and financial performance in a slow-growing economy and a cost-constrained environment with low gas prices, to capitalize on or otherwise address appropriately regulatory and legislative developments that impact our business and to respond to the issues and challenges described below. In order to do this, we must continue to:

•	focus on controlling costs while maintaining safety and reliability and complying with applicable standards and requirements,

•	successfully manage our energy obligations and re-contract our open supply positions in response to changes in demand,

•
execute our utility capital investment program, including our Energy Strong program, GSMP and other investments for growth that yield contemporaneous and reasonable risk-adjusted returns, while enhancing the resiliency of our infrastructure and maintaining the reliability of the service we provide to our customers,

•	effectively manage construction of our Keys, Sewaren 7, BH5 and other generation projects,

•	advocate for measures to ensure the implementation by PJM and FERC of market design and transmission planning rules that continue to promote fair and efficient electricity markets,

•	engage multiple stakeholders, including regulators, government officials, customers and investors, and

•	successfully operate the LIPA T&D system and manage LIPA’s fuel supply and generation dispatch obligations.
For 2016 and beyond, the key issues and challenges we expect our business to confront include:

•
regulatory and political uncertainty, both with regard to future energy policy, design of energy and capacity markets, transmission policy and environmental regulation, as well as with respect to the outcome of any legal, regulatory or other proceeding, settlement, investigation or claim, applicable to us and/or the energy industry,

•
fair and timely rate relief from the BPU and FERC for recovery of costs and return on investments, including with respect to our base rate case which must be filed with the BPU no later than November 1, 2017,

•
uncertainty in the slowly improving national and regional economic recovery, continuing customer conservation efforts, changes in energy usage patterns and evolving technologies, which impact customer behaviors and demand,

•	the potential for continued reductions in demand and sustained lower natural gas and electricity prices, both at market hubs and the locations where we operate,

•
the impact of lower natural gas prices and increasing environmental compliance costs on the competitiveness of our nuclear and remaining coal-fired generation plants, and the potential for retirement of such plants earlier than their current useful lives,

•	delays and other obstacles that might arise in connection with the construction of our T&D, generation and other development projects, including in connection with permitting and regulatory approvals,

•	maintaining a diverse mix of fuels to mitigate risks associated with fuel price volatility and market demand cycles, and

•	FERC Staff’s continuing investigation of certain of Power’s New Jersey fossil generating unit bids in the PJM energy market.
Our primary investment opportunities are in two areas: our regulated utility business and our merchant power business. We continually assess a broad range of strategic options to maximize long-term stockholder value. In assessing our options, we consider a wide variety of factors, including the performance and prospects of our businesses; the views of investors, regulators and rating agencies; our existing indebtedness and restrictions it imposes; and tax considerations, among other things. Strategic options available to us include:

•	the acquisition, construction or disposition of transmission and distribution facilities and/or generation units,

•	the disposition or reorganization of our merchant generation business or other existing businesses or the acquisition or development of new businesses,

•	the expansion of our geographic footprint,

•	continued or expanded participation in solar, demand response and energy efficiency programs, and

•
investments in capital improvements and additions, including the installation of environmental upgrades and retrofits, improvements to system resiliency, modernizing existing infrastructure and participation in transmission projects through FERC’s “open window” solicitation process.

We continue to actively explore opportunities in the retail energy marketing business, which we believe would complement our existing wholesale marketing business. Our entry into the retail energy marketing business is subject to market conditions and regulatory approval, among other things.

There can be no assurance, however, that we will successfully develop and execute any of the strategic options noted above, or any additional options we may consider in the future. The execution of any such strategic plan may not have the expected benefits or may have unexpected adverse consequences.

RESULTS OF OPERATIONS
PSEG
Our results of operations are primarily comprised of the results of operations of our principal operating subsidiaries, PSE&G and Power, excluding charges related to intercompany transactions, which are eliminated in consolidation. For additional information on intercompany transactions, see Item 1. Note 18. Related-Party Transactions.

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$2,450	$2,688	$(238)	(9)	$6,971	$8,137	$(1,166)	(14)
Energy Costs	866	815	51	6	2,326	2,577	(251)	(10)
Operation and Maintenance	776	746	30	4	2,215	2,170	45	2
Depreciation and Amortization	231	313	(82)	(26)	679	960	(281)	(29)
Income from Equity Method Investments	3	3	—	—	9	10	(1)	(10)
Other Income (Deductions)	39	33	6	18	100	135	(35)	(26)
Other-Than-Temporary Impairments	5	30	(25)	(83)	25	45	(20)	(44)
Interest Expense	99	96	3	3	288	291	(3)	(1)
Income Tax Expense	188	285	(97)	(34)	562	869	(307)	(35)

The following discussions for PSE&G and Power provide a detailed explanation of their respective variances.
PSE&G

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,684	$1,766	$(82)	(5)	$4,746	$5,234	$(488)	(9)
Energy Costs	721	740	(19)	(3)	1,979	2,176	(197)	(9)
Operation and Maintenance	376	391	(15)	(4)	1,110	1,171	(61)	(5)
Depreciation and Amortization	137	231	(94)	(41)	412	712	(300)	(42)
Other Income (Deductions)	21	22	(1)	(5)	58	57	1	2
Interest Expense	72	67	5	7	214	203	11	5
Income Tax Expense	144	137	7	5	393	398	(5)	(1)

Three Months Ended September 30, 2016 as Compared to 2015
Operating Revenues decreased $82 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $57 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $50 million higher due to increased capital investments.

•
Electric distribution revenues increased $8 million due primarily to $12 million in higher sales volumes and $12 million due to the inclusion of Energy Strong in base rates, partially offset by lower Green Program Recovery Charges (GPRC) of $16 million.

Commodity Revenue decreased $19 million as a result of $14 million of lower Gas revenues and $5 million of lower Electric revenues. Commodity revenue for both gas and electric is entirely offset with the change in Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Gas revenues decreased $14 million due to $25 million of lower BGSS sales volumes, partially offset by $11 million in higher prices.

•
Electric revenues decreased $5 million due primarily to $17 million of lower revenues from collections of Non-Utility Generation Charges (NGC) and a decrease of $14 million due to lower volumes of Non-Utility Generation (NUG) energy sold at lower prices. These decreases were partially offset by a $26 million increase in BGS revenues due to higher sales volumes.

Clause Revenues decreased $121 million due primarily to lower Securitization Transition Charges (STC) of $118 million. The STC reduction was a result of rate reductions due to the completion of securitization collections in 2015. The changes in the STC amounts are entirely offset by decreases in the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC collections.
Operating Expenses
Energy Costs decreased $19 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $15 million, of which the most significant components were

•	a $23 million net reduction in costs related to various clause mechanisms, including SBC and STC, and GPRC, and

•	a $2 million decrease in pension and OPEB costs, net of capitalized amounts,

•	partially offset by a net increase of $10 million in operating expenses, including increases in appliance service costs, gas distribution costs and electric distribution corrective maintenance.
Depreciation and Amortization decreased $94 million due to a decrease of $114 million in amortization of Regulatory Assets primarily as a result of the completion of the amortization of the securitization charges in 2015 (which is completely offset in STC Revenues), partially offset by an $18 million increase in depreciation due to additional plant in service.
Interest Expense increased $5 million due primarily to an increase of $7 million due to net debt issuances in 2015 and 2016, partially offset by a $2 million decrease due to the redemption of securitization debt in 2015.
Income Tax Expense increased $7 million due primarily to higher pre-tax income, partially offset by plant-related items and uncertain tax positions.
Nine Months Ended September 30, 2016 as Compared to 2015
Operating Revenues decreased $488 million due to changes in delivery, commodity, clause and other operating revenues.
Delivery Revenues increased $116 million due primarily to an increase in transmission revenues.

•	Transmission revenues were $152 million higher due to increased capital investments.

•
Electric distribution revenues decreased $30 million due primarily to lower GPRC of $42 million and a $4 million decrease due to lower sales volumes partially offset by $16 million increase due to the inclusion of Energy Strong in base rates.

•
Gas distribution revenues decreased $6 million due primarily to $75 million of lower delivery volumes and lower GPRC of $7 million due to lower sales volumes from warmer winter weather. These decreases were almost entirely offset by $64 million in higher Weather Normalization Clause revenue and a $12 million increase due to the inclusion of Energy Strong in base rates effective September 1, 2015.

Commodity Revenue decreased $197 million as a result of lower Gas and Electric revenues. Commodity revenue for both gas and electric is entirely offset with decreased Energy Costs. PSE&G earns no margin on the provision of BGSS and BGS to retail customers.

•	Gas revenues decreased $108 million due primarily to lower BGSS sales volumes.

•
Electric revenues decreased $89 million due primarily to $43 million of lower revenues from collections of NGC, a decrease of $31 million due to lower volumes of NUG energy sold and a $15 million or 1% decrease in BGS revenues due primarily to lower sales volumes.

Clause Revenues decreased $402 million due primarily to lower STC of $370 million, lower SBC of $38 million and $9 million of lower SPRC, partially offset by higher Margin Adjustment Clause (MAC) revenue of $15 million. The STC reduction is a result of rate reductions due to the completion of securitization collections in 2015. The changes in the STC, SBC, SPRC and MAC amounts are entirely offset by decreases in the amortization of Regulatory Assets and related costs in O&M, Depreciation and Amortization and Interest Expense. PSE&G does not earn margin on STC, SBC, SPRC or MAC collections.
Operating Expenses
Energy Costs decreased $197 million. This is entirely offset by the change in Commodity Revenue.
Operation and Maintenance decreased $61 million, of which the most significant components were

•	a $95 million net reduction in costs related to various clause mechanisms, including SBC, SPRC, STC and MAC, and GPRC, and

•	a $10 million decrease in pension and OPEB costs, net of capitalized amounts,

•	partially offset by $10 million of storm insurance recovery proceeds received in 2015,

•	an $8 million increase in electric distribution corrective maintenance,

•	a $5 million increase in vegetation management,

•	a $5 million increase in transmission related maintenance and

•	a $16 million increase in operating expenses, including $3 million increases related to both appliance service costs and gas distribution costs.
Depreciation and Amortization decreased $300 million due to a decrease of $353 million in amortization of Regulatory Assets primarily as a result of the completion of the amortization of the securitization charges in 2015 (which is completely offset in STC Revenues), partially offset by a $49 million increase in depreciation due to additional plant in service.
Interest Expense increased $11 million due primarily to an increase of $20 million due to net debt issuances in 2015 and 2016, partially offset by a $10 million decrease due to the redemption of securitization debt in 2015.
Income Tax Expense decreased $5 million due primarily to uncertain tax positions, plant-related and other flow through items, partially offset by higher pre-tax income.

Power

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
	September 30,				September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	Millions		Millions	%	Millions		Millions	%
Operating Revenues	$1,075	$1,096	$(21)	(2)	$3,102	$3,846	$(744)	(19)
Energy Costs	462	367	95	26	1,481	1,669	(188)	(11)
Operation and Maintenance	289	263	26	10	807	748	59	8
Depreciation and Amortization	86	75	11	15	245	226	19	8
Income from Equity Method Investments	3	3	—	—	9	11	(2)	(18)
Other Income (Deductions)	17	11	6	55	41	77	(36)	(47)
Other-Than-Temporary Impairments	5	30	(25)	(83)	25	45	(20)	(44)
Interest Expense	24	30	(6)	(20)	66	94	(28)	(30)
Income Tax Expense	90	139	(49)	(35)	208	445	(237)	(53)

Three Months Ended September 30, 2016 as Compared to 2015
Operating Revenues decreased $21 million due to changes in generation, gas supply and other revenues.
Generation Revenues decreased $23 million due primarily to

•	a decrease of $73 million in energy sales volumes and lower average realized prices, primarily in the PJM region, and

•	a decrease of $24 million in capacity revenue, primarily in the PJM region,

•
partially offset by a net increase of $44 million in electricity sold under non-BGS wholesale load contracts in the PJM and NE regions due to higher volumes sold partially offset by lower average prices, and

•	an increase of $24 million in electricity sold under our BGS contracts due primarily to higher volumes as a result of warmer weather, coupled with higher average prices.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs increased $95 million due primarily to

Generation costs increased $93 million due to

•	a $62 million charge associated with the announced early retirement of the coal/gas Mercer and Hudson generation units, primarily related to a coal inventory write-down of $57 million,

•
an increase of $32 million due to MTM losses in 2016 as compared to MTM gains in 2015. Of this amount, $25 million was due to lower gains on positions reclassified to realized upon settlement this year compared to last year, and

•	an increase of $13 million due to increases in purchases of renewable energy credits and energy to serve load contracts,

•	partially offset by a decrease of $20 million due primarily to lower natural gas costs reflecting lower average realized prices.
Operation and Maintenance increased $26 million due primarily to

•	$48 million of charges related to the early retirement of the Hudson and Mercer units,

•	partially offset by a net decrease of $18 million due to the timing of a planned outage at our 50%-owned Peach Bottom nuclear plant.

Depreciation and Amortization increased $11 million due primarily to

•	a $7 million increase due primarily to a higher nuclear asset base, and

•	$4 million of accelerated depreciation on asset retirement costs from previously retired assets at the Hudson and Mercer plants.
Other Income (Deductions) increased $6 million due primarily to lower net realized losses from the NDT Fund in 2016.
Other-Than-Temporary Impairments decreased $25 million due to lower impairments of equity securities in the NDT Fund in 2016.
Interest Expense decreased $6 million due primarily to higher capitalized interest in 2016.
Income Tax Expense decreased $49 million in 2016 due primarily to lower pre-tax income.
Nine Months Ended September 30, 2016 as Compared to 2015
Operating Revenues decreased $744 million due to changes in generation, gas supply and other revenues.
Generation Revenues decreased $497 million due primarily to

•	a decrease of $213 million in energy sales volumes in the PJM, NE and New York (NY) regions due primarily to milder weather and lower average realized prices,

•
a decrease of $166 million due to MTM losses in 2016 as compared to MTM gains in 2015. Of this amount, $127 million was due to higher gains on positions reclassified to realized upon settlement this year compared to last year. Also contributing to the decrease were lower MTM gains of $39 million due to minor changes in forward power prices this year compared to last year,

•
a net decrease of $113 million primarily in the PJM region due to lower capacity revenue resulting from the retirement of older peaking units in June 2015, coupled with lower operating reserve revenue, and

•	a net decrease of $10 million in electricity sold under our BGS contracts due primarily to lower volumes as a result of milder weather, partially offset by higher average prices.

Gas Supply Revenues decreased $248 million due primarily to

•
a decrease of $241 million in sales under the BGSS contract, substantially comprised of lower sales volumes due to warmer average temperatures in the 2016 winter heating season, coupled with lower average sales prices, and

•	a net decrease of $7 million in sales to third party customers, of which $45 million was due to lower average prices, partially offset by $38 million of higher volumes sold.
Operating Expenses
Energy Costs represent the cost of generation, which includes fuel costs for generation as well as purchased energy in the market, and gas purchases to meet Power’s obligation under its BGSS contract with PSE&G. Energy Costs decreased $188 million due to

Generation costs decreased $67 million due primarily to

•	lower fuel costs of $287 million reflecting lower average realized prices for natural gas and the utilization of lower volumes of fuel,

•	partially offset by higher congestion costs in PJM of $137 million, mainly as a result of credits received in the prior year due to extremely cold winter weather,

•	a $62 million charge associated with the announced early retirement of the Mercer and Hudson units, primarily related to a coal inventory write-down of $57 million, and

•
a net increase of $15 million due to lower MTM gains in 2016 as compared to 2015. Of this amount, $10 million was due to lower gains on positions reclassified to realized upon settlement this year compared to last year.

Gas costs decreased $121 million mainly related to

•
a decrease of $142 million related to sales under the BGSS contract due primarily to lower volumes sold due to warmer average temperatures during the 2016 winter heating season and lower average gas costs,

•	partially offset by a net increase of $21 million related to sales to third parties due primarily to an increase in volumes sold.
Operation and Maintenance increased $59 million due primarily to

•	$145 million of insurance recoveries received in 2015 related to Superstorm Sandy,

•	$48 million of charges related to early retirement of the Hudson and Mercer units,

•
partially offset by a net decrease of $75 million related to our fossil plants, largely due to higher costs incurred in 2015 for our planned major outages at the Bethlehem Energy Center and Bergen generating plants, and

•
a net decrease of $58 million related to our nuclear plants due primarily to a planned outage at our 100%-owned Hope Creek plant and our 50%-owned Peach Bottom plant in 2015, partly offset in 2016 by an extended refueling outage at our 57%-owned Salem Unit 1 plant.

Depreciation and Amortization increased $19 million due primarily to

•	a $12 million increase due primarily to a higher nuclear asset base,

•	$4 million of accelerated depreciation on asset retirement costs from previously retired assets at the Hudson and Mercer plants, and

•	$3 million of higher depreciation due to new solar projects.
Other Income (Deductions) decreased $36 million due primarily to $28 million of insurance recoveries received in 2015 related to Superstorm Sandy and lower net realized gains from the NDT Fund in 2016.
Other-Than-Temporary Impairments decreased $20 million due to lower impairments of equity securities in the NDT Fund in 2016.
Interest Expense decreased $28 million due primarily to higher capitalized interest in 2016 and the maturity of $300 million of 5.50% Senior Notes in December 2015, partially offset by the issuance of $700 million of 3.00% Senior Notes in June 2016.
Income Tax Expense decreased $237 million in 2016 due primarily to lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of our liquidity and capital resources is on a consolidated basis, noting the uses and contributions, where material, of our two direct major operating subsidiaries.
Operating Cash Flows
We expect operating cash flows combined with cash on hand and financing activities to be sufficient to fund planned capital expenditures and shareholder dividend payments.
For the nine months ended September 30, 2016, our operating cash flow decreased $467 million as compared to the same period in 2015. The net change was due primarily to the net changes from PSE&G and Power as discussed below.
PSE&G
PSE&G’s operating cash flow decreased $117 million from $1,518 million to $1,401 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to a decrease of $113 million due to a change in regulatory deferrals, a $64 million decrease due to higher vendor payments and a decrease due to the completion of securitization collections in 2015. These amounts were partially offset by higher earnings and higher tax refunds in 2016.
Power
Power’s operating cash flow decreased $298 million from $1,558 million to $1,260 million for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to lower earnings, a $140 million decrease from fuels, materials and supplies, and a $146 million increase in margin deposit requirements, partially offset by a reduction in tax payments.

Short-Term Liquidity
PSEG meets its short-term liquidity requirements, as well as those of Power, primarily with cash and through the issuance of commercial paper. PSE&G maintains its own separate commercial paper program to meet its short-term liquidity requirements. Each commercial paper program is fully back-stopped by its own separate credit facilities.
We continually monitor our liquidity and seek to add capacity as needed to meet our liquidity requirements. Each of our credit facilities is restricted as to availability and use to the specific companies as listed below; however, if necessary, the PSEG facilities can also be used to support our subsidiaries’ liquidity needs. Our total credit facilities and available liquidity as of September 30, 2016 were as follows:

Company/Facility	As of September 30, 2016
	Total Facility	Usage	Available Liquidity
	Millions
PSEG	$1,000	$265	$735
PSE&G	600	14	586
Power	2,553	205	2,348
Total	$4,153	$484	$3,669

As of September 30, 2016, our credit facility capacity was in excess of our projected maximum liquidity requirements over our 12 month planning horizon. Our maximum liquidity requirements are based on stress scenarios that incorporate changes in commodity prices and the potential impact of Power losing its investment grade credit rating, which would represent a three level downgrade from its current S&P and Moody’s ratings. In the event of a deterioration of Power’s credit rating certain of Power’s agreements allow the counterparty to demand further performance assurance. The potential additional collateral that we would be required to post under these agreements if Power were to lose its investment grade credit rating was approximately $807 million and $864 million as of September 30, 2016 and December 31, 2015, respectively. The early retirement of Power’s Hudson and Mercer coal/gas generation units is not expected to have a material impact on Power’s debt covenant ratios or its ability to obtain credit facilities. See Item 1. Note 3. Early Plant Retirements.
As of September 30, 2016, PSEG’s credit facilities are primarily available to back-stop its Commercial Paper Program under which PSEG had $255 million outstanding. PSE&G’s credit facility primary use is to support its Commercial Paper Program under which as of September 30, 2016, no amounts were outstanding. Most of our credit facilities expire in 2019 and 2020.
For additional information, see Item 1.Note 10. Debt and Credit Facilities.
Long-Term Debt Financing
For a discussion of our long-term debt transactions during 2016, see Item 1. Note 10. Debt and Credit Facilities.
Common Stock Dividends
On July 19, 2016, our Board of Directors approved a quarterly dividend of $0.41 per share of common stock for the third quarter of 2016. This reflects an indicative annual dividend rate of $1.64 per share. We expect to continue to pay cash dividends on our common stock; however, the declaration and payment of future dividends to holders of our common stock will be at the discretion of the Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, alternate investment opportunities, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. For additional information related to cash dividends on our common stock, see Item 1. Note 16. Earnings Per Share (EPS) and Dividends.
Credit Ratings
If the rating agencies lower or withdraw our credit ratings, such revisions may adversely affect the market price of our securities and serve to materially increase our cost of capital and limit access to capital. Credit Ratings shown are for securities that we typically issue. Outlooks are shown for Corporate Credit Ratings (S&P) and Issuer Credit Ratings (Moody’s) and can be Stable, Negative, or Positive. There is no assurance that the ratings will continue for any given period of time or that they will not be revised by the rating agencies, if, in their respective judgments, circumstances warrant. Each rating given by an agency should be evaluated independently of the other agencies’ ratings. The ratings should not be construed as an indication to buy, hold or sell any security.
In January 2016, S&P published updated research reports on PSEG and PSE&G and the existing ratings and outlooks were unchanged. In June 2016, Moody’s published credit opinions on Power and PSE&G and the existing ratings and outlooks were unchanged. In June 2016, S&P published an updated research report on Power and the existing rating and outlook were unchanged. In September 2016, Moody’s published an updated research report on PSEG and the existing rating and outlook were unchanged.

	Moody’s (A)	S&P (B)
PSEG
Outlook	Positive	Stable
Commercial Paper	P2	A2
PSE&G
Outlook	Stable	Stable
Mortgage Bonds	Aa3	A
Commercial Paper	P1	A2
Power
Outlook	Stable	Stable
Senior Notes	Baa1	BBB+

(A)	Moody’s ratings range from Aaa (highest) to C (lowest) for long-term securities and P1 (highest) to NP (lowest) for short-term securities.

(B)
S&P ratings range from AAA (highest) to D (lowest) for long-term securities and A1 (highest) to D (lowest) for short-term securities. The Corporate Credit Rating outlook does not apply to PSEG’s or PSE&G’s Commercial Paper Rating or PSE&G’s Mortgage Bond rating.

CAPITAL REQUIREMENTS
We expect that all of our capital requirements over the next three years will come from a combination of internally generated funds and external debt financing. There were no material changes to our projected capital expenditures at Power and Services as compared to amounts disclosed in our 2015 Form 10-K.
PSEG
In July 2016, PSEG partnered with Vectren Corporation on a FERC 1000 proposal to construct, own and operate a twenty mile, 345 kilovolt transmission line in the midwest region served by the Midcontinent Independent System Operator (MISO). MISO estimated the project would cost approximately $60 million and would go in service in 2021. MISO is expected to select a proposal in December 2016. This project is not included in PSEG’s projected capital expenditures.
PSE&G
PSE&G increased its estimate of its capital expenditure program as reported in our 2015 Form 10-K by approximately $300 million from $8.3 billion to $8.6 billion primarily to address new business requests and replace aging equipment and infrastructure.
In August 2016, PSE&G filed a petition with the BPU requesting approval of the $268 million investment and an associated cost recovery mechanism to develop a project where PSE&G would rebuild New Jersey Transit’s Mason substation and related facilities in Kearny, NJ. This is not included in PSE&G’s projected capital expenditures.
On October 20, 2016, PSE&G submitted a settlement agreement to the BPU providing for an extension of the existing landfill/brownfield solar program to construct up to 33 MW of grid connected facilities with projected capital expenditures of approximately $80 million through May 2020. This extension is pending approval by the BPU. This is not included in PSE&G’s projected capital expenditures.
During the nine months ended September 30, 2016, PSE&G made capital expenditures of $2,035 million, primarily for transmission and distribution system reliability. This does not include expenditures for cost of removal, net of salvage, of $109 million, which are included in operating cash flows.
Power
During the nine months ended September 30, 2016, Power made capital expenditures of $767 million, excluding $156 million for nuclear fuel, primarily related to our Keys, Sewaren 7, BH5 and other generation projects.

ACCOUNTING MATTERS
For information related to recent accounting matters, see Item 1. Note 2. Recent Accounting Standards.

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
From July through September 2016, MTM VaR remained relatively stable between low of $11 million to high of $16 million at 95% confidence level. The range of VaR was narrower for the three months ended September 30, 2016 as compared with the year ended December 31, 2015.

	MTM VaR
	Three Months Ended September 30, 2016	Year Ended December 31, 2015
	Millions
95% Confidence Level, Loss could exceed VaR one day in 20 days
Period End	$11	$24
Average for the Period	$13	$17
High	$16	$40
Low	$11	$8
99.5% Confidence Level, Loss could exceed VaR one day in 200 days
Period End	$17	$38
Average for the Period	$21	$26
High	$25	$63
Low	$17	$12

See Item 1. Note 11. Financial Risk Management Activities for a discussion of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
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
Internal Controls
There have been no changes in internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, each registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various lawsuits and regulatory matters in the ordinary course of business. For additional information regarding material legal proceedings, including updates to information reported in Item 3 of Part I of the 2015 Annual Report on Form 10-K, see Part I, Item 1. Note 9. Commitments and Contingent Liabilities and Item 5. Other Information.
Ewing Explosion
In February 2014, pursuant to an existing contract, PSE&G assigned Henkels and McCoy (Henkels) to replace the electrical service at a home in the South Fork Townhouse Community in Ewing Township, Mercer County, New Jersey. In March 2014, after Henkels began work to install new electric service, a gas explosion occurred in the townhouse community resulting in damage to numerous properties, personal injuries and one fatality.
Twenty-two lawsuits have been filed to date relating to the gas explosion, of which PSE&G was named as a defendant in nineteen cases. To date, six of these cases have resolved through private negotiations and/or mediation. In one of the remaining pending matters, plaintiffs representing the estate of the decedent are seeking damages under the New Jersey Wrongful Death Act and the New Jersey Survivors Act as well as punitive damages. PSE&G has denied all allegations of liability. We intend to continue to vigorously defend these lawsuits. At this stage of the litigation, we are unable to determine or predict the ultimate outcome of any of the remaining lawsuits.

ITEM 1A.	RISK FACTORS
There are no additional Risk Factors to be added to those disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table indicates our common share repurchases in the open market to satisfy obligations under various equity compensation awards during the third quarter of 2016.

Three Months Ended September 30, 2016	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	167,430	$45.21
September 1- September 30	43,000	$42.85

ITEM 5. OTHER INFORMATION
Certain information reported in the 2015 Annual Report on Form 10-K is updated below. Additionally, certain information is provided for new matters that have arisen subsequent to the filing of the 2015 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. References are to the related pages on the Forms 10-K and 10-Q as printed and distributed.
Federal Regulation
FERC
Capacity Market Issues-PJM
December 31, 2015 Form 10-K page 17, March 31, 2016 Form 10-Q page 70 and June 30, 2016 Form 10-Q page 80. Over the past several years, certain entities in PJM, namely, FirstEnergy Corp. (FE) and American Electric Power (AEP) have been looking to the Ohio Public Utility Commission (PUCO) to provide financial support arrangements for their coal plants and a nuclear plant (FE). FE and AEP originally proposed to enter into power purchase agreements (PPAs) with their non-utility generation affiliates providing for above-market purchases from certain coal plants and a nuclear plant (in FE's case). The PUCO Staff proposed a payment to support modernization of the distribution system (distribution modernization rider) in the FE case which was ultimately accepted by the PUCO. The Dayton Power and Light Company also recently filed for a distribution modernization rider for the generating plants that it owns.
The PUCO proceedings created a concern that subsidized units within the PJM footprint would submit bids in the capacity market that are not reflective of their actual operating costs and would, in turn, artificially suppress capacity prices. As a result, certain parties requested that FERC should direct PJM to expand the “minimum offer price rule” to apply to existing units.
We are unable to predict the results of these pending proceedings or any future related proceedings or to calculate the potential impacts on our business.
 Transmission Regulation
December 31, 2015 Form 10-K page 19 and June 30, 2016 Form 10-Q page 80. In October 2016, PSE&G filed its 2017 Annual Formula Rate Update with FERC which requests approximately $121 million in increased annual transmission revenues effective January 1, 2017, subject to true-up. For additional information about our transmission formula rate, see Part 1, Item 1. Financial Information—Note 5. Recent Rate Filings.
Transmission Regulation—Transmission Policy Developments
December 31, 2015 Form 10-K page 19, March 31, 2016 Form 10-Q page 71 and June 30, 2016 Form 10-Q page 80. FERC concluded in Order 1000 that the incumbent transmission owner should not always have a Right of First Refusal (ROFR) to construct and own transmission projects in its service territory. We and other companies appealed various aspects of the FERC order approving PJM’s implementation of Order 1000, including the elimination of the ROFR from the PJM Tariff. In July 2016, the D.C. Court dismissed the case, thus upholding FERC’s determination. We have decided not to pursue further action on this decision.
In April 2016, PSE&G accepted construction responsibility for the three components of the transmission project involving upgrades at Artificial Island in New Jersey. On August 5, 2016, PJM announced that it has suspended the Artificial Island transmission project and is performing a comprehensive analysis to determine a future course of action, which is expected to be completed by February 2017.

In August 2016, FERC issued an order to PJM and the PJM Transmission Owners with respect to their compliance with a previous FERC order (Order 890) that requires transparency in the transmission planning process. The order directs PJM and PJM Transmission Owners to propose revisions to the PJM governing documents to ensure compliance with Order 890 or show cause why they should not do so. The PJM Transmission Owners jointly filed for rehearing of the order to show cause and jointly responded to FERC’s directives. FERC is also evaluating issues related to competitive transmission development processes, including the use of cost containment provisions. PSE&G has argued against the use of cost caps in the assessment of Order 1000 open window project bids. We are unable to predict at this time the results of these proceedings and the impact they will have on our business.
State Regulation
Solar 4 All Program Extension II
On October 20, 2016, PSE&G submitted a settlement agreement to the BPU providing for an extension of the existing landfill/brownfield solar program to construct up to 33 MW of grid connected facilities with projected capital expenditures of approximately $80 million through May 2020. This matter is pending approval by the BPU.

Environmental Matters
Air Pollution Control
Cross-State Air Pollution Rule (CSAPR)
December 31, 2015 Form 10-K page 24. In September 2016, the EPA published the final CSAPR Updating Rule to address the 2008 National Ambient Air Quality Standards for ground-level ozone. The rule establishes more stringent annual ozone season (May 1 through September 30) caps beginning in May 2017. We do not anticipate any material impact on our business or financial condition due to the CSAPR.

ITEM 6.	EXHIBITS
A listing of exhibits being filed with this document is as follows:

a. PSEG:
Exhibit 12:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.1:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.1:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

b. PSE&G:
Exhibit 12.1:	Computation of Ratios of Earnings to Fixed Charges Plus Preferred Securities Dividend Requirements
Exhibit 31.2:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.3:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.2:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.3:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

c. Power:
Exhibit 12.2:	Computation of Ratios of Earnings to Fixed Charges
Exhibit 31.4:	Certification by Ralph Izzo Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 31.5:	Certification by Daniel J. Cregg Pursuant to Rules 13a-14 and 15d-14 of the 1934 Act
Exhibit 32.4:	Certification by Ralph Izzo Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 32.5:	Certification by Daniel J. Cregg Pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code
Exhibit 101.INS:	XBRL Instance Document
Exhibit 101.SCH:	XBRL Taxonomy Extension Schema
Exhibit 101.CAL:	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB:	XBRL Taxonomy Extension Labels Linkbase
Exhibit 101.PRE:	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF:	XBRL Taxonomy Extension Definition Document

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
Date: October 31, 2016

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
Date: October 31, 2016

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
Date: October 31, 2016